Form 10-Q
QUEST HEALTH CARE INCOME FUND I LP
filed 1995-05-23
CIK 797504

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   March 31, 1995
                                           -------------------------------------

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from                  to
                                        -----------------  ---------------------

         Commission file number   0-18158
                                ------------


                        QUEST HEALTH CARE INCOME FUND I, L.P.
--------------------------------------------------------------------------------

           Formerly: Southmark/CRCA Health Care Income Fund I, L.P.
           --------------------------------------------------------

              Delaware                                 58-1697906
--------------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)


            1355 Peachtree St., Suite 1900, Atlanta, GA      30309
--------------------------------------------------------------------------------
            (Address of principal executive offices)       (Zip code)


Registrant's telephone number, including area code       (404) 607-1950
                                                  ------------------------------

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.            Yes    X     No
                                                   ------    ------

                             There are no exhibits.

                               TOTAL OF 15 PAGES

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                                 BALANCE SHEETS

                         PART I. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                                             March 31,         December 31,
                                                                           ------------        ------------
                                                                               1995                1994
                                                                           ------------        ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                $ 2,126,456          $   270,593
   Accounts receivable, net of allowance
      for doubtful accounts of $ 56,682 and
      $125,085 at March 31, 1995 and
      December 31, 1994, respectively                                         1,316,669            1,667,857
   Prepaid expenses                                                             322,712              839,830
                                                                            -----------          -----------

         Total current assets                                                 3,765,837            2,778,280
                                                                            -----------          -----------

PROPERTY AND EQUIPMENT, at cost
   Land                                                                         240,617              495,915
   Buildings and improvements                                                 1,872,215            7,037,234
   Equipment and furnishings                                                    857,647            2,153,529
                                                                            -----------          -----------
                                                                              2,970,479            9,686,678
   Less accumulated depreciation and amortization                             2,184,672            5,219,535
                                                                            -----------          -----------

      Net property and equipment                                                785,807            4,467,143
                                                                            -----------          -----------

TOTAL ASSETS                                                                $ 4,551,644          $ 7,245,423
                                                                            ===========          ===========

The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                                 BALANCE SHEETS



                        LIABILITIES AND PARTNERS' EQUITY




                                                                             March 31,         December 31,
                                                                          -------------        ------------
                                                                               1995                1994
                                                                          -------------        ------------
CURRENT LIABILITIES:
   Note Payable                                                           $         -         $    600,000
   Current maturities of long-term debt                                         9,288               40,840
   Trade accounts payable                                                     419,520              857,666
   Accrued compensation                                                       198,173              636,853
   Accrued insurance                                                          129,964              655,540
   Estimated third party settlements                                           28,594              206,525
   Other                                                                       78,119              568,918
   Payable to Quest and affiliates                                             51,019               62,735
                                                                          -----------         ------------

         Total current liabilities                                            914,677            3,629,077


LONG-TERM DEBT, less current maturities                                        15,035               91,095
                                                                          -----------         ------------

         Total liabilities                                                    929,712            3,720,172
                                                                          -----------         ------------

PARTNERS' EQUITY:
   Limited Partners                                                         3,784,721            3,689,007
   General Partner                                                           (162,789)            (163,756)
                                                                          -----------         ------------

        Total partners' equity                                              3,621,932            3,525,251
                                                                          -----------         ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                    $ 4,551,644         $  7,245,423
                                                                          ===========         ============

The financial information included herein has been prepared by management
without audit by independent public accountants.   See notes to financial
statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF OPERATIONS




                                                                          Three Months Ended
                                                                               March 31,
                                                                   --------------------------------
                                                                       1995                1994
                                                                   -----------         ------------
REVENUES:
   Operating revenue                                                $4,187,767          $5,047,157
   Interest income                                                       9,094               3,125
   Gain on sale                                                        103,988                   -
                                                                    ----------          ----------

         Total revenues                                              4,300,849           5,050,282
                                                                    ----------          ----------



EXPENSES:
   Wages & salaries                                                  2,146,176           2,650,257
   Payroll tax & employee benefits                                     477,937             499,481
   Supplies                                                            393,044             467,024
   Other operating expenses                                            416,173             508,869
   Ancillary services                                                  253,924             252,174
   Health benefits                                                      85,151              72,563
   Management fees                                                     204,504             236,697
   Management fees-affiliate                                            39,280              48,937
   Property taxes                                                       33,234              42,081
   Interest                                                             15,270              23,066
   Depreciation and amortization                                        18,498             150,141
   Partnership administration                                          120,977             129,797
                                                                    ----------          ----------

         Total expenses                                              4,204,168           5,081,087
                                                                    ----------          ----------

Net income (loss)                                                   $   96,681          $  (30,805)
                                                                    ==========          ==========


Net income (loss) per Limited
 Partnership Unit                                                   $      .37          $     (.12)
                                                                    ==========          ==========

Weighted average Limited Partnership
   Units outstanding                                                   262,183             262,183
                                                                    ==========          ==========



The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         STATEMENTS OF PARTNERS' EQUITY





                                                                                            Total
                                                   General           Limited              Partners'
                                                   Partner           Partners              Equity
                                                  ---------         ----------           ----------
Balance at December 31, 1993                     $(105,947)          $9,412,115          $9,306,168

Net loss                                              (308)             (30,497)            (30,805)
                                                 ---------           ----------          ----------

Balance at March 31, 1994                        $(106,255)          $9,381,618          $9,275,363
                                                 =========           ==========          ==========





Balance at December 31, 1994                     $(163,756)          $3,689,007          $3,525,251

Net income                                             967               95,714              96,681
                                                 ---------           ----------          ----------

Balance at March 31, 1995                        $(162,789)          $3,784,721          $3,621,932
                                                 =========           ==========          ==========



The financial information included herein has been prepared by management
without audit by independent public accountants.   See notes to financial
statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS



                                                                           Three Months Ended
                                                                                March 31,
                                                                     -----------------------------
                                                                        1995                1994
                                                                     ---------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from residents and
      government agencies                                           $3,918,982          $4,691,378
   Cash paid to suppliers and
      employees                                                     (4,143,945)         (4,772,925)
   Interest received                                                     9,094               3,125
   Interest paid                                                       (15,270)            (23,066)
   Property taxes paid                                                 (39,696)            (29,301)
                                                                    ----------          ----------

Net cash provided by (used in)
   operating activities                                               (270,835)           (130,789)
                                                                    ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of facilities                                  2,734,651                   -
   Additions/retirements to property
      and equipment                                                     (2,023)            (25,509)
                                                                    ----------          ----------

Net cash provided by (used in)
   investing activities                                              2,732,628             (25,509)
                                                                    ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on long-term debt                               (605,930)            (12,372)
                                                                    ----------          ----------

Net cash used in financing
   activities                                                         (605,930)            (12,372)
                                                                    ----------          ----------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                               1,855,863            (168,670)

Cash and cash equivalents at beginning of
   period                                                              270,593             540,727
                                                                    ----------          ----------

Cash and cash equivalents at end of period                          $2,126,456          $  372,057
                                                                    ==========          ==========



The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS




                                                                          Three Months Ended
                                                                              March 31,
                                                                    -----------------------------
                                                                       1995               1994
                                                                    ---------           ---------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:


   Net income (loss)                                                 $  96,681          $  (30,805)

   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:

           Gain on sale of facilities                                 (103,988)                  -

           Depreciation and amortization                                18,498             150,141

         Cash provided (used) by changes in
           assets and liabilities:

           Accounts receivable                                        (268,785)           (355,780)

           Prepaid expenses                                            211,558             100,374

           Accounts payable and accrued
              liabilities                                             (213,083)              1,948

           Payable to Quest and affiliates                             (11,716)              3,333
                                                                    ----------          ----------


Net cash provided by (used in)
   operating activities                                             $ (270,835)         $ (130,789)
                                                                    ==========          ==========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1995



NOTE 1

During interim periods, Quest Health Care Income Fund I, L.P. (the "Partnership") follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in the Annual Report on Form 10-K when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying unaudited interim financial statements, prepared in accordance with the instructions for Form 10-Q, contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, changes in partners' equity and cash flows of the Partnership for the respective interim periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.


NOTE 2

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are insured by the Federal Deposit Insurance Corporation (FDIC). At March 31, 1995, the Partnership maintained cash balances at these banks aggregating $2,018,020 in excess of the $100,000 FDIC insured maximum.


NOTE 3

Quest, in an effort to continue certain health benefits for facility employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated pursuant to VEBA and ERISA. Amounts contributed under the Trust plan by Partnership employees and the Partnership are strictly for the benefit of employees of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administration and employee medical claims. Quest has engaged a claims precertification organization to review all claims made by the Partnership's employees. Approximately $85,151 was accrued under this arrangement in the first three months of 1995. The Trust is administered by an affiliate of Quest; however, no profits accrue to the benefit of either the affiliate or Quest.

Quest Administrative Services, L.P. (QASLP), an affiliate of Quest, provides management services to the Partnership facilities. Total accruals to QASLP for the first three months of 1995 were $39,280.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1995



NOTE 4

In February 1992, the Partnership obtained an $800,000 loan collateralized by the Parkway North facility. The loan proceeds were used to fund capital improvements during 1992 and 1993. In September 1993, the Partnership paid the note down to a balance of $600,000. In February 1995, the loan was paid off with proceeds from the sale of the facility (See Note 6).


NOTE 5


The Partnership settled its litigation against Healthcare Services Group, Inc. which was more fully discussed in the Partnership's 1994 Annual Report on Form 10-K. In December 1994, the Partnership received a Notice and Demand for Payment from the Idaho State Tax Commission for approximately $90,000 resulting from sales tax audits of two facilities. Of this amount, approximately $54,000 of liability was assumed by the purchaser of these sold facilities, which facilities were sold in February 1995 (See Note 6). The Company is discussing a settlement of this matter and has recorded a provision of approximately $67,000 in the Partnership's Financial Statements. Management is of the opinion that the final resolution will not have a material adverse effect on the Partnership's financial position.

NOTE 6

On February 28, 1995, the Partnership sold seven of its Partnership interests to an unaffiliated third party. The contract calls for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing. The contract also provides for a cash consideration adjustment based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing of February 28, 1995, which will be calculated subsequent to the first quarter of 1995.

At closing, the Partnership received initial consideration of $2,734,651, consisting of cash of $2,133,359 and debt retired from sales proceeds of $601,292. Subsequent to the end of the first quarter of 1995, the Partnership estimated that $417,254 additional cash is due to the Partnership from post closing adjustments. In addition the purchaser assumed debt related to equipment of approximatley $103,000. Total consideration should therefore be $3,258,905. The Partnership will make a final determination when the Partnership's accountants have completed certain special procedures to enable the Partnership to make its final determination. Distributions of cash to the limited partners is expected as soon as practicable, subject to establishing adequate reserves for the continued operation of the Partnership. The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the seven facilities. The Partnership may seek to liquidate the Partnership's interests in its remaining facilities.

NOTE 7

Due to the impact of the partnership entering into a contract to sell its interests in seven facilities in February, 1995, as described in Note 6, historical financial position and results of operations may not be indicative of future financial position and results of operations and net income (loss) per limited partnership unit. The following unaudited pro forma condensed statement of operations is presented as if the transactions previously
described in Note 6   occurred as of January 1, 1995.  In the opinion of the
Partnership's management, all adjustments necessary to reflect the effects of the sale have been made.

The pro forma condensed financial information does not purport to present what actual results of operations would have been if the transactions previously described had occurred on such dates or to project results for any future period.



                  PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                      For the Quarter Ended March 31, 1995
                            (Unaudited in thousands)

                                                Historical               Adjustments               Pro Forma
                                              --------------           --------------            -------------
Revenues:                                     $       4,197           $    (2,346)(A)             $      1,851
                                              -------------           -----------                 ------------

Expenses:
 Wages and salaries                           $       2,146           $    (1,225)(A)             $        921
 Operating expenses                                   1,626                  (894)(A)                      732
 Management fees                                        205                  (116)(A)                       89
 Management fees affiliate                               39                   (22)(A)                       17
 Property taxes and interest                             49                   (31)(A)                       18
 Depreciation and amortization                           18                    (1)(A)                       17
 Partnership administration                             121                     -                          121
                                              -------------           -----------                 ------------
                                                      4,204                (2,289)                       1,915
                                              -------------           -----------                 ------------

Net income (loss) (B)                         $          (7)          $       (57)                $        (64)
                                              =============           ===========                 ============



(A) The pro forma adjustments remove revenues and expenses directly related to the interests in seven nursing homes sold to an unaffiliated third party.

(B) The historical statement of operations for the period ended March 31, 1995 includes a gain from the sale of a facility of $103, in thousands. This amount is not included in the above pro forma condensed statement of operations due to the non reoccurring nature.


NOTE 8

The Partnership's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The sale of the Partnership's interests in seven nursing homes and possible future sales of its remaining facilities will have an effect on cash flow from operations in the future.

Management of the Partnership believes that successful control of facility and Partnership expenses and establishing adequate reserves from the sales of facilities should enable the Partnership to meet its obligations and upon final sale of its assets, liquidate in orderly fashion.

                                     PART 1

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Results of Operations:

In February 1995, the Partnership sold its Partnership interests in seven of its properties to an unaffiliated third party. The proceeds from the sale will be distributed to the limited partners of the Partnership as soon as practicable. The proceeds from the sale are subject to adjustment reflecting changes in elements of working capital between December 31, 1994 and February 28, 1995. After adequate reserves are established for the Parthership's continued operation, distributions will be made to the limited partners.

Neither the general partner of the Partnership nor its affiliates will receive any remuneration or distributions of sales proceeds.

Revenue:

In February 1995, the Partnership's interest in seven facilities were sold. Therefore, the revenues and expenses for the three months ended March 31, 1995 are not directly comparable to the same period in 1994. On a pro forma basis, the three remaining facilities, Burley, Hearthside and South Salem increased revenues $331,727. Over $200,000 of this increase is related to Medicare increases at Hearthside. In 1994, Hearthside was experiencing the effects of a survey related ban on admissions, which was lifted in December 1993. The remaining increase relates to increased ancillary utilization and changes in patient mix. Revenue in 1994 included $3,328,339 related to the interests in seven facilities sold by the Partnership in 1995 and $228,239 related to Comanche View, closed in May, 1994.

All resident receivables are recorded at their original face amount and are due and payable under "normal" market terms and conditions. In the event of non-collection, the ultimate loss to the Partnership would be limited to the recorded balance of the receivables as shown in the balance sheet.

The significant components of accounts receivable at March 31, 1995 and December 31, 1994 are:

                                                      1995                     1994
                                                    --------                 --------
Medicaid                                               36%                       52%
Private Pay                                            13%                       11%
VA, Medicare and Other                                 51%                       37%
                                                     ------                   -------
                                                      100%                      100%
                                                     ======                   =======

Payments by both the state and federal governments are normally received within 60-90 days. The sources of patient revenues for periods ended March 31, 1995 and 1994 are:

                                                      1995                     1994
                                                    --------                 --------
Medicaid                                               60%                       63%
Private Pay                                            19%                       21%
VA, Medicare and Other                                 21%                       16%
                                                     -------                  -------
                                                      100%                      100%
                                                     =======                  =======

Expenses:

On a pro forma basis expenses for the three month period ended March 31, 1995 increased $205,801. The primary reasons for these increases were increased ancillary utilization, salary increases and workers compensation rate increases. Employee health benefit costs returned to expected levels in 1995 after unusually low claims during the 1993-94 health plan year. Partnership administration expense was slightly less than the comparable period in 1994 due to a decrease in professional fees.

Hearthside is located in the town of Coos Bay in a remote part of Oregon. Coos Bay is dominated by the lumber industry which has been decimated by various government regulations. In view of the depressed occupancy at Hearthside and the limited potential for growth in the area, management of the partnership reviewed the expected undiscounted cash flows over the remaining life of the property and compared the same to the current carrying value. After reviewing alternative uses, such as participating in Oregon's new, but unfunded, crisis intervention program, management determined that it was probable that the carrying value of Hearthside would not be fully recovered through operations over its remaining estimated useful life. The financial statements recognize a write down of its estimated net realizable value of $150,000 in December 1994. Occupancy and Medicare utilization have improved during 1995. It cannot currently be determined by management of the Partnership if such improvement will continue.

In addition, Comanche View, a facility two hours south of Odessa, located in the far west Texas town of Fort Stockton, has confronted several serious challenges. First, despite state controls over construction of nursing facilities and a limited marketplace, a new 120 bed nursing facility was built near the Comanche facility. In addition, two physicians closed their practices and moved to Alpine 100 miles southwest leaving three physicians in town. Alternative uses for the facility such as adult day care or a rural health clinic are of low probability because of design constraints of the physical plant. In light of these factors and the limited population of the area the facility was closed in May 1994. The facility was written down to it net realizable value of $100,000 at December 31, 1993. Included in the year-to-date expenses for 1994 was $254,996 related to Comanche View.

On February 25, 1995, the Partnership sold its interests in seven facilities to an unaffiliated third party. The contract calls for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing. The contract also provides for a cash consideration adjustment based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing of February 28, 1995, which will be calculated subsequent to the first quarter of 1995. Expenses in 1994 included $3,071,175 related to the seven facilities whose interests were sold by the Partnership.

At closing, the Partnership received initial consideration of $2,734,651, consisting of cash of $2,133,359 and debt retired from sales proceeds of $601,292. Subsequent to the end of the first quarter of 1995, the Partnership estimates that $417,254 additional cash is due to the Partnership from post closing adjustments. In addition, the Purchaser assumed debt related to equipment of approximately $103,000. Total consideration should therefore be $3,258,905. The Partnership will make a final determination when the Partnership's accountants have completed certain special procedures to enable the Partnership to make its final determination. Distributions of cash to the limited partners is expected to commence as soon as practicable, subject to establishing adequate reserves for the continued operation of the Partnership. The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the seven facilities. The Partnership may also seek to liquidate the Partnership's interests in its remaining facilities.

Ancillary Revenue and Expense is a term that describes specialized services provided by third party unaffiliated vendors. These services include speech, occupational, physical and occasionally intravenous therapies. These revenues and expenses are subject to certain cost limitations and do not materially affect the profitability of a facility. However, the ability to provide these services enables a facility to accept residents reimbursed under the federal Medicare system instead of the state Medicaid system. Typically, the Medicare system reimburses at a higher daily rate than Medicaid. These Medicare residents are people, not necessarily elderly, who, under another set of regulations, must be discharged from hospitals before they are well enough to go home. The result is that nursing homes that once were a final stop in life's journey have become more like auxiliary hospitals with a substantially shortened length of stay. The pursuit of high reimbursement Medicare residents limits the number of Medicaid beds available to the indigent elderly. These people will be required to live with relatives or find low skilled "foster care" or community based services.

Liquidity and Capital Resources:

At March 31, 1995, the Partnership held cash and cash equivalents of $2,126,456 which represents an increase of $1,875,408 since December 31, 1994. The cash increase is due primarily to the sale of the Partnership's interests in seven facilities. The cash position of the Partnership remains highly variable. While the Partnership's remaining facilities have shown improvement, cash is being conserved wherever possible to be used for capital improvements, payment of property taxes, and any potential paybacks to Medicare and Medicaid that may arise.

Medicare is a federal entitlement program and Medicaid (the source of the majority of the Partnership's revenue) represents an entitlement program administered differently by each state which is partially funded by the Federal government. In August 1993, Congress enacted

Title XIII of OBRA 93. This act, among other things, taxed social security benefits received by the elderly and further limited payments under state Medicaid programs for which federal matching would be permitted. In October 1993, the Health Care Financial Administration (HCFA) implemented a freeze on Medicare reimbursement, for at least two years, on routine cost limits, certain Part B ancillaries and prospective payment system rates. In addition, HCFA eliminated the return on equity component of the reimbursement rate. Further, by the end of 1993, several states, because of federal actions and/or budgetary difficulties, had either taken action to curtail the growth in entitlement programs and/or had indicated that future action was possible. In 1995, the latest concept appears to be "block grants" to the states. What this means to nursing facilities cannot currently be determined.

Despite the fact that health care reform proposals at the federal level are dead, activities at the state level continue and are encouraged by HCFA. An example of state level action is Oregon's plan, the location of the Partnership's Hearthside and South Salem facilities, to convert its Medicaid reimbursement system to a managed care program administered by third parties such as Blue Cross/Blue Shield. The effect on reimbursement cannot currently be determined by management of the Partnership.

The Partnership has no established credit lines with outside lending sources and relies solely on cash flow and cash reserves to conduct Partnership business. There are no material commitments for capital improvements at the remaining facilities.

The Partnership's continued existence is dependent upon its ability to: (i) generate sufficient cash flow to meet its obligations on a timely basis; and
(ii) obtain additional sources of funding as may be required. In February 1995, the Partnership sold its interests in seven of its properties to an unaffiliated third party. The proceeds from the sale will be distributed to the limited partners of the Partnership as soon as practicable. Distributions will be made to each of the limited partners after establishing adequate reserves. The proceeds from the sale are subject to adjustment reflecting changes in elements of working capital between December 31, 1994 and the date of the sales. Therefore, the distributions to the limited partners cannot be estimated until these adjustments are determined.

Neither the general partner nor its affiliates will receive any remuneration or distributions of sales proceeds. The Partnership may seek to liquidate the remaining Partnership interests in the Partnership's remaining facilities.

The Partnership's March 31, 1995 Balance Sheet reflects the estimated net realizable value. The significant writedown of property and equipment in 1994 is based on the Partnership's future plans for its interests in the nursing facilities and the attendant accounting policies. At December 31, 1993, the nursing facilities were considered operating assets since it was the Partnership's plan to continue to operate the facilities as it had in the past. Consistent with generally accepted accounting principals ("GAAP") and the Partnership's accounting policy for operating assets, property and equipment were carried in the 1993 balance sheet at the lower of cost or estimated undiscounted future cash flows expected to be generated over the remaining estimated useful life of the property and equipment. The remaining estimated useful life of the property and equipment at December 31, 1993 was approximately twenty three years.

It is not the objective of GAAP to reflect operating property and equipment at estimated market value less costs of disposal, otherwise known as estimated net realizable value. Instead, under GAAP most companies property and equipment is carried at cost less accumulated depreciation taken over the years of prior service.

During 1994, as described in the notes to the Financial Statements, the Partnership determined that it would market for sale its interests in the nursing facilities. Since the future life under these circumstances is the length of time required to dispose of the assets as opposed to the much longer term of the assets remaining useful operating life, GAAP and the Partnership's accounting policy require that the property and equipment under these circumstances be carried at the lower of cost (the then existing carrying value) or estimated net realizable value. Accordingly, under these circumstances, the time value of money (over approximately twenty two remaining years), the risk of capital invested, local, national and industry conditions including competition, state and federal reimbursement plans, patient mix, among many other factors, are taken into consideration. Consequently, as a result of a change in the Partnership's future direction, a loss on property and equipment representing the difference in (1) the carrying value as determined based on the lower of cost or estimated undiscounted future cash flows over the remaining estimated useful life for operating assets, and (2) the lower of cost or estimated net realizable value was recognized during 1994 in the amount of $5,213,002 and is reflected in the Financial Statements as of December 31, 1994.





                          PART II.  OTHER INFORMATION



ITEM 1-5

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A)  Exhibits.

              Exhibit 27 - Financial Data Schedule (for SEC use only)

         (B)  Reports on Form 8-K.

         The Partnership filed the following report on Form 8-K during the first quarter of 1995.

              Date            Items Reported
              ----            --------------
         February 28, 1995         2,7

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  QUEST HEALTH CARE INCOME
                                  FUND I, L.P.
                                  (Registrant)


                                  By:  QUEST RESCUE PARTNERS  I-1, L.P.
                                       General Partner

                                  By:  QUEST RESCUE PARTNERS  I-1 CORP,


Date:   May 19, 1995              By:/s/ Stuart C. Berry
     ---------------                 -----------------------------
                                       Executive Vice President/CFO

                                  By:/s/ Michael G. Hunter
                                     -----------------------------
                                       President