Form 10-Q
period 1995-06-30
QUEST HEALTH CARE INCOME FUND I LP
filed 1995-08-21
CIK 797504

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended   June 30, 1995
                                         ---------------------------------------

                                       OR


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                  to
                                         ----------------    -------------------

          Commission file number   0-18158
                                 -----------


                        QUEST HEALTH CARE INCOME FUND I, L.P.
--------------------------------------------------------------------------------

            Formerly: Southmark/CRCA Health Care Income Fund I, L.P.
            --------------------------------------------------------

                Delaware                                58-1697906
--------------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)


            1355 Peachtree St., Suite 1900, Atlanta, GA    30309
--------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip code)


Registrant's telephone number, including area code       (404) 607-1950
                                                   -----------------------------

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X     No
                                          -----     -----


                             There are no exhibits.

                               TOTAL OF 15 PAGES

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                                 BALANCE SHEETS

                         PART I. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                                                June 30,           December 31,
                                                                              -----------          ------------
                                                                                  1995                 1994
                                                                              -----------          ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                  $ 2,083,696          $   270,593
   Accounts receivable, net of allowance
      for doubtful accounts of $58,449 and
      $125,085 at June 30, 1995 and
      December 31, 1994, respectively                                           1,127,526            1,667,857
   Prepaid expenses                                                               162,881              839,830
                                                                              -----------          -----------

         Total current assets                                                   3,374,103            2,778,280
                                                                              -----------          -----------

PROPERTY AND EQUIPMENT, at cost
   Land                                                                           240,617              495,915
   Buildings and improvements                                                   1,872,215            7,037,234
   Equipment and furnishings                                                      859,379            2,153,529
                                                                              -----------          -----------
                                                                                2,972,211            9,686,678
   Less accumulated depreciation and amortization                               2,198,967            5,219,535
                                                                              -----------          -----------

      Net property and equipment                                                  773,244            4,467,143
                                                                              -----------          -----------

TOTAL ASSETS                                                                  $ 4,147,347          $ 7,245,423
                                                                              ===========          ===========


The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                                 BALANCE SHEETS



                        LIABILITIES AND PARTNERS' EQUITY

                                                                            June 30,          December 31,
                                                                          -----------         ------------
                                                                              1995                1994
                                                                          -----------         ------------
CURRENT LIABILITIES:
   Note Payable                                                           $         -         $    600,000
   Current maturities of long-term debt                                         9,620               40,840
   Trade accounts payable                                                     262,816              857,666
   Accrued compensation                                                       234,292              636,853
   Accrued insurance                                                            2,628              655,540
   Estimated third party settlements                                           52,473              206,525
   Other                                                                       85,737              568,918
   Payable to Quest and affiliates                                             41,973               62,735
                                                                          -----------         ------------

         Total current liabilities                                            689,539            3,629,077


LONG-TERM DEBT, less current maturities                                        12,437               91,095
                                                                          -----------         ------------

         Total liabilities                                                    701,976            3,720,172
                                                                          -----------         ------------


PARTNERS' EQUITY:
   Limited Partners                                                         3,609,926            3,689,007
   General Partner                                                           (164,555)            (163,756)
                                                                          -----------         ------------

        Total partners' equity                                              3,445,371            3,525,251
                                                                          -----------         ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                    $ 4,147,347          $ 7,245,423
                                                                          ===========          ===========


The financial information included herein has been prepared by management
without audit by independent public accountants.   See notes to financial
statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF OPERATIONS


                                                             For the                               For the
                                                        Three Months Ended                    Six Months Ended
                                                              June 30,                             June 30,
                                                    ---------------------------          --------------------------
                                                      1995               1994              1995              1994
                                                    --------           --------          --------          --------
REVENUES:
   Operating revenue                                $1,783,232        $5,261,651        $ 5,970,999       $10,341,086
   Interest income                                      19,334             3,667             28,428             6,792
   Gain on sale                                              -                 -            103,988                 -
                                                    ----------        ----------        -----------       -----------

         Total revenues                              1,802,566         5,265,318          6,103,415        10,347,878
                                                    ----------        ----------        -----------       -----------

EXPENSES:
   Wages & salaries                                    928,588         2,652,014          3,074,764         5,302,271
   Payroll tax & employee benefits                     240,624           523,049            718,561         1,054,808
   Supplies                                            213,076           509,102            606,120           976,126
   Other operating expenses                            136,208           529,891            552,381         1,038,760
   Ancillary services                                  158,736           287,289            412,660           539,463
   Health benefits                                      29,800            68,017            114,951           140,580
   Management fees                                      90,729           280,311            295,233           517,008
   Management fees-affiliate                            18,145            53,880             57,425           102,817
   Property taxes                                       17,216            40,797             50,450            82,878
   Interest                                                560            22,410             15,830            45,476
   Depreciation and amortization                        14,294           151,457             32,792           301,598
   Partnership administration                          131,151           129,057            252,128           258,854
                                                    ----------        ----------        -----------       -----------


         Total expenses                              1,979,127         5,247,274          6,183,295        10,360,639
                                                    ----------        ----------        -----------       -----------

Net income (loss)                                   $ (176,561)       $   18,044         $  (79,880)       $  (12,761)
                                                    ==========        ==========         ==========        ==========


Net income (loss) per Limited
   Partnership Unit                                 $    ( .67)       $      .07         $    ( .30)       $    ( .05)
                                                    ==========        ==========         ==========        ==========

Weighted average Limited Partnership
   Units outstanding                                   262,183           262,183            262,183           262,183
                                                    ==========        ==========         ==========        ==========


The financial information included herein has been prepared by management without audit by independent public accountants.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         STATEMENTS OF PARTNERS' EQUITY


                                                                                           Total
                                                  General             Limited             Partners'
                                                  Partner             Partners             Equity
                                                 ---------           ----------          ----------
Balance at December 31, 1993                     $(105,947)          $9,412,115          $9,306,168

Net loss                                              (128)             (12,633)            (12,761)
                                                 ---------           ----------          ----------

Balance at June 30, 1994                         $(106,075)          $9,399,482          $9,293,407
                                                 =========           ==========          ==========




Balance at December 31, 1994                     $(163,756)          $3,689,007          $3,525,251

Net loss                                              (799)             (79,081)            (79,880)
                                                 ---------           ----------          ----------

Balance at June 30, 1995                         $(164,555)          $3,609,926          $3,445,371
                                                 =========           ==========          ==========


The financial information included herein has been prepared by management
without audit by independent public accountants.   See notes to financial
statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS



                                                                         Six Months Ended
                                                                              June 30,
                                                                    ----------------------------
                                                                      1995                1994
                                                                    --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from residents and
      government agencies                                          $ 5,891,358         $10,214,337
   Cash paid to suppliers and
      employees                                                     (6,136,719)         (9,848,956)
   Interest received                                                    28,428               6,792
   Interest paid                                                       (15,830)            (45,476)
   Property taxes paid                                                 (76,835)            (76,738)
                                                                   -----------         -----------

Net cash provided by (used in)
   operating activities                                               (309,598)            249,959
                                                                   -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of facilities                                  2,734,651                   -
   Additions/retirements to property
      and equipment                                                     (3,755)            (66,600)
                                                                   -----------         -----------

Net cash used in investing activities                                2,730,896             (66,600)
                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on long-term debt                               (608,195)            (25,655)
                                                                   -----------         -----------

Net cash provided by financing
   activities                                                         (608,195)            (25,655)
                                                                   -----------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                1,813,103             157,704

Cash and cash equivalents at beginning of
   period                                                              270,593             540,727
                                                                   -----------         -----------

Cash and cash equivalents at end of period                         $ 2,083,696         $   698,431
                                                                   ===========         ===========


The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS



                                                                          Six Months Ended
                                                                               June 30,
                                                                     ---------------------------
                                                                       1995               1994
                                                                     --------           --------
RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:


   Net loss                                                         $  (79,880)         $  (12,761)

   Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities

         Gain on sale of facilities                                   (103,988)                  -
         Depreciation and amortization                                  32,792             301,598

         Cash provided (used) by changes in
           assets and liabilities:

           Accounts receivable                                         (79,641)           (126,749)

           Prepaid expenses                                            371,389             145,057

           Accounts payable and accrued
              liabilities                                             (429,508)            (60,735)

           Payable to Quest and affiliates                             (20,762)              3,549
                                                                    ----------          ----------


Net cash provided by (used in)
   operating activities                                             $ (309,598)         $  249,959
                                                                    ==========          ==========


The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1995


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

NOTE 2

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are insured by the Federal Deposit Insurance Corporation (FDIC). At June 30, 1995, the Partnership maintained cash balances at these banks aggregating $1,917,537 in excess of the $100,000 FDIC insured maximum.

NOTE 3

Quest, in an effort to continue certain health benefits for facility employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated pursuant to VEBA and ERISA. Amounts contributed under the Trust plan by Partnership employees and the Partnership are strictly for the benefit of employees of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administration and employee medical claims. Quest has engaged a claims precertification organization to review all claims made by the Partnership's employees. Approximately $114,951 was accrued under this arrangement in the first six months of 1995. The Trust is administered by an affiliate of Quest; however, no profits accrue to the benefit of either the affiliate or Quest.

Quest Administrative Services, L.P. (QASLP), an affiliate of Quest, provides management services to the Partnership facilities. Total accruals to QASLP for the first six months of 1995 were $57,425.

NOTE 4

In February 1992, the Partnership obtained an $800,000 loan collateralized by the Parkway North facility. The loan proceeds were used to fund capital improvements during 1992 and 1993. In September 1993, the Partnership paid the note down to a balance of $600,000. In February 1995, the loan was paid off with proceeds from the sale of the facility (See Note 6).

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1995

NOTE 5

In December 1994, the Partnership received a Notice and Demand for Payment from the Idaho State Tax Commission for approximately $90,000 resulting from sales tax audits of three facilities. Of this amount, approximately $54,000 of gross liability was assumed by the purchaser of the two sold facilities, which facilities were sold in February 1995 (see Note 6). The Company is discussing a settlement of this matter and has recorded a provision of approximately $27,000, attributable to the remaining facility, in the Partnership's Financial Statements. Management is of the opinion that the final resolution will not have a material adverse effect on the Partnership's financial position.

NOTE 6

On February 28, 1995, the Partnership sold seven of its partnership interests to an unaffiliated third party. The contract calls for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing. The contract also provided for a cash consideration adjustment based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing of February 28, 1995, which was finally determined subsequent to the second quarter of 1995.

At closing, the Partnership received initial consideration of $2,734,651, consisting of cash of $2,133,359 and debt retired from sales proceeds of $601,292. Subsequently, the Partnership estimated that $417,254 of additional cash was due to the Partnership from post closing adjustments. In addition the purchaser assumed debt related to equipment of approximately $103,000. Total consideration was therefore $3,258,905. The Partnership made a final determination of adjusted working capital when the Partnership's accountants completed certain special procedures, subsequent to the end of the second quarter. Distributions of cash to the limited partners has commenced, subject to establishing adequate reserves for the continued operation of the Partnership. The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the seven facilities. The remaining facilities are reflected at estimated net realizable value. The Partnership is seeking to liquidate the Partnership's interests in its remaining facilities, subject to the restrictions set forth in the Partnership governing documents.

NOTE 7

Due to the impact of the partnership selling its interests in seven facilities in February 1995, as described in Note 6, historical financial position and results of operations may not be indicative of future financial position and results of operations and net income (loss) per limited partnership unit. The following unaudited pro forma condensed statement of operations is presented as if the transactions previously described in Note 6 occurred as of January 1, 1995. In the opinion of the Partnership's management, all adjustments necessary to reflect the effects of the sale have been made.

The pro forma condensed financial information does not purport to present what actual results of operations would have been if the transactions previously described had occurred on such dates or to project results for any future period.


                  PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 1995
                            (Unaudited in thousands)

                                                Historical              Adjustments                Pro Forma
                                              -------------           ---------------             ------------
Revenues:                                     $       5,999           $    (2,346)(A)             $      3,653
                                              -------------           -----------                 ------------

Expenses:
 Wages and salaries                           $       3,075           $    (1,225)(A)             $      1,850
 Operating expenses                                   2,405                  (894)(A)                    1,511
 Management fees                                        295                  (116)(A)                      179
 Management fees-affiliate                               57                   (22)(A)                       35
 Property taxes and interest                             66                   (31)(A)                       35
 Depreciation and amortization                           33                    (1)(A)                       32
 Partnership administration                             252                     -                          252
                                              -------------           -----------                 ------------
                                                      6,183                (2,289)                       3,894
                                              -------------           -----------                 ------------

Net income (loss) (B)                         $        (184)          $       (57)                $       (241)
                                              =============           ===========                 ============

Per Unit

(A) The pro forma adjustments remove revenues and expenses directly related to the interests in seven nursing homes sold to an unaffiliated third party on February 28, 1995.

(B) The historical statement of operations for the period ended June 30, 1995 includes a gain from the sale of a facility of $104, in thousands. This amount is not included in the above pro forma condensed statement of operations due to the non recurring nature.

NOTE 8

The Partnership's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The sale of the Partnership's interests in seven nursing homes and possible future sales of its remaining interests will have an effect on cash flow from operations in the future.

Management of the Partnership believes that successful control of facility and Partnership expenses and establishing adequate reserves from the sales of facilities should enable the Partnership to meet its obligations and upon final sale of its assets, liquidate in orderly fashion.

NOTE 9

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.", which is effective for fiscal years beginning after December 15, 1995. Since the Partnership has recognized impairment losses and the losses were discussed in the 1993 and 1994 Annual Reports on Form 10-K, effectively adjusting the carrying value of its long-lived assets to estimated net realizable value, no significant adjustment from net realizable value to fair value is expected.

                                     PART 1

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Results of Operations:

In February 1995, the Partnership sold its partnership interests in seven of its properties to an unaffiliated third party. Initial distributions of $786,489 or $3/unit to the limited partners of the Partnership occurred subsequent to the end of the second quarter. After adequate reserves were established for the Partnership's continued operation, the proceeds from the sale were subject to adjustment reflecting changes in elements of working capital between December 31, 1994 and February 28, 1995.

Neither the general partner of the Partnership nor its affiliates will receive any remuneration or distributions of sales proceeds.

Revenue:

In February 1995, the Partnership's interest in seven facilities were sold. Therefore, the revenues and expenses for the six months ended June 30, 1995 are not directly comparable to the same period in 1994. On a pro forma basis, for the three remaining facilities, Burley, Hearthside and South Salem revenues increased $116,227 and $433,756, respectively for the three and six month periods ended June 30, 1995. Over $390,000 of this increase is related to Medicare utilization at Hearthside. In 1994, Hearthside was experiencing the effects of a survey related ban on admissions, which was lifted in December 1993. The remaining increase relates to increased ancillary utilization and changes in patient mix. Revenue in 1994 included $6,803,618 for the six month period related to the interests in seven facilities sold by the Partnership in 1995 and $351,300 related to Comanche View, closed in May 1994.

All resident receivables are recorded at their original face amount and are due and payable under "normal" market terms and conditions. In the event of non-collection, the ultimate loss to the Partnership would be limited to the recorded balance of the receivables as shown in the balance sheet.

The significant components of accounts receivable at June 30, 1995 and December 31, 1994 are:

                                                      1995                      1994
                                                      ----                      ----
Medicaid                                               27%                       52%
Private Pay                                             7%                       11%
VA, Medicare and Other                                 66%                       37%
                                                      ---                       ---
                                                      100%                      100%
                                                      ===                       ===


Payments by both the state and federal governments are normally received within 60-90 days. The sources of patient revenues for periods ended June 30, 1995 and 1994 are:

                                                      1995                      1994
                                                      ----                      ----
Medicaid                                               59%                       62%
Private Pay                                            18%                       21%
VA, Medicare and Other                                 23%                       17%
                                                      ---                       ---

                                                      100%                      100%
                                                      ===                       ===

Expenses:

On a pro forma basis expenses for the three month and six month periods ended June 30, 1995 increased $200,300 and $310,422; respectively. The primary reasons for these increases were increased ancillary utilization of $176,935, salary, workers compensation rate increases, and employee health benefit costs of $219,735. Savings in other areas of operations of $86,248 helped to offset these increases. Partnership administration expense was comparable to the comparable period in 1994 due to legal and accounting costs associated with the facility sales.

Expenses in 1994 included $6,577,658 related to the seven facilities whose interests were sold by the Partnership and $478,940 related to Comanche View.

Hearthside is located in the town of Coos Bay in a remote part of Oregon. Coos Bay was dominated by the lumber industry which has been decimated by various government regulations. In view of the depressed occupancy at Hearthside and the limited potential for growth in the area, management of the Partnership reviewed the expected undiscounted cash flows over the remaining life of the property and compared the same to the current carrying value. After reviewing alternative uses, such as participating in Oregon's new, but unfunded, crisis intervention program, management determined that it was probable that the carrying value of Hearthside would not be fully recovered through operations over its remaining estimated useful life. The financial statements recognize a write down to its estimated net realizable value of $150,000 in December 1994. Occupancy and Medicare utilization have improved during 1995. It cannot currently be determined by management of the Partnership if such improvement will continue.

In addition, Comanche View, a facility two hours south of Odessa, located in the far west Texas town of Fort Stockton, has confronted several serious challenges. First, despite state controls over construction of nursing facilities and a limited marketplace, a new 120 bed nursing facility was built near the Comanche facility. In addition, two physicians closed their practices and moved to Alpine 100 miles southwest leaving three physicians in town. Alternative uses for the facility such as adult day care or a rural health clinic are of low probability because of design constraints of the physical plant. In light of these factors and the limited population of the area the facility was closed in May 1994. The facility was written down to its estimated net realizable value of $100,000 at December 31, 1993.

On February 25, 1995, the Partnership sold its interests in seven facilities to an unaffiliated third party. The contract called for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing. The contract also provided for a cash consideration adjustment based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing of February 28, 1995, which was finally determined subsequent to the second quarter of 1995.

At closing, the Partnership received initial consideration of $2,734,651, consisting of cash of $2,133,359 and debt retired from sales proceeds of $601,292. Subsequently, the Partnership estimated that $417,254 additional cash was due to the Partnership from post closing adjustments, In addition, the Purchaser assumed debt related to equipment of approximately $103,000. Total consideration was therefore $3,258,905. The Partnership made a final determination of adjusted working capital when the Partnership's accountants completed certain special procedures. Distributions of cash to the limited partners commenced subsequent to the end of the second quarter, after establishing adequate reserves for the continued operation of the Partnership. The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the seven facilities. The Partnership may also seek to liquidate the Partnership's interests in its remaining facilities.


Liquidity and Capital Resources:

At June 30, 1995, the Partnership held cash and cash equivalents of $2,083,696 which represents an increase of $1,813,103 since December 31, 1994. The cash increase is due primarily to the sale of the Partnership's interests in seven facilities. The cash position of the Partnership remains highly variable. While the Partnership's remaining facilities have shown improvement, cash is being conserved wherever possible to be used for Partnership obligations, payment of property taxes, and any potential paybacks to Medicare and Medicaid that may arise.

Medicare is a federal entitlement program and Medicaid (the source of the majority of the Partnership's revenue) represents an entitlement program administered differently by each state which is partially funded by the Federal government. In August 1993, Congress enacted Title XIII of OBRA 93. This act, among other things, taxed social security benefits received by the elderly and further limited payments under state Medicaid programs for which federal matching would be permitted. In October 1993, the Health Care Financial Administration (HCFA) implemented a freeze on Medicare reimbursement, for at least two years, on routine cost limits, certain Part B ancillaries and prospective payment system rates. In addition, HCFA eliminated the return on equity component of the reimbursement rate. Further, by the end of 1993, several states, because of federal actions and/or budgetary difficulties, had either taken action to curtail the growth in entitlement programs and/or had indicated that future action was possible. In 1995, the latest concept appears to be "block grants" to the states. What this means to nursing facilities cannot currently be determined by management.

Despite the fact that national health care reform proposals are dead, activities at the state level continue and are encouraged by HCFA. An example of state level action is Oregon's plan, the location of the Partnership's Hearthside and South Salem facilities, to convert its Medicaid reimbursement system to a managed care program administered by third parties such as Blue Cross/Blue Shield. The effect on reimbursement cannot currently be determined by management of the Partnership.

The Partnership has no established credit lines with outside lending sources and relies solely on cash flow and cash reserves to conduct Partnership business. There are no material commitments for capital improvements at the remaining facilities.

The Partnership's continued existence is dependent upon its ability to: (i) generate sufficient cash flow to meet its obligations on a timely basis; and
(ii) obtain additional sources of funding as may be required. In February 1995, the Partnership sold its interests in seven of its properties to an unaffiliated third party. Distributions were made to each of the limited partners after establishing adequate reserves.

Neither the general partner nor its affiliates will receive any remuneration or distributions of sales proceeds. The Partnership will seek to liquidate the remaining Partnership interests in the Partnership's remaining facilities.

The Partnership's June 30, 1995 Balance Sheet reflects the estimated net realizable value of remaining facilities. The significant writedown of property and equipment in 1994 is based on the Partnership's future plans for its interests in the nursing facilities and the attendant accounting policies.

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.", which is effective for fiscal years beginning after December 15, 1995. Since the Partnership has recognized impairment losses and were discussed in the 1993 and 1994 Annual Reports on Form 10-K, effectively adjusting the carrying value of its long-lived assets to estimated net realizable value, no significant adjustment from net realizable value to fair value is expected.

                          PART II.  OTHER INFORMATION



ITEMS 1-5

                                      None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits.

        Exhibit 27 - Financial Data Schedule (for SEC use only)

(B)  Reports on Form 8-K.

     None during the second quarter

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



                                      QUEST HEALTH CARE INCOME
                                      FUND I, L.P.
                                      (Registrant)


                                      By:  QUEST RESCUE PARTNERS  I-1, L.P.
                                           General Partner

                                      By:  QUEST RESCUE PARTNERS  I-1 CORP,


Date:   August 21, 1995               By: /s/ Stuart C. Berry
     ------------------                   -----------------------------
                                           Executive Vice President/CFO

                                      By: /s/ Michael G. Hunter
                                          -----------------------------
                                           President