Form 10-Q
period 1995-09-30
QUEST HEALTH CARE INCOME FUND I LP
filed 1995-11-17
CIK 797504

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended    September 30, 1995
                                           -------------------------------

                                       OR


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from               to
                                           -------------    ---------------

            Commission file number   0-18158
                                    ---------


                        QUEST HEALTH CARE INCOME FUND I, L.P.
---------------------------------------------------------------------------

            Formerly: Southmark/CRCA Health Care Income Fund I, L.P.
            --------------------------------------------------------

              Delaware                                   58-1697906
-----------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)


         1117 Perimeter Center West  E-210 Atlanta, GA 30338
-----------------------------------------------------------------------------
             (Address of principal executive offices)    (Zip code)


Registrant's telephone number, including area code       (770) 617-1014
                                                      -----------------------

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X     No
                                           ---       ---

                             There are no exhibits.

                               TOTAL OF 15 PAGES

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                                 BALANCE SHEETS

                         PART I. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                                               Sept. 30,          December 31,
                                                                              ------------        ------------
                                                                                 1995                 1994
                                                                              ------------        ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                  $ 1,676,243          $   270,593
   Accounts receivable, net of allowance
      for doubtful accounts of $60,450 and
      $125,085 at September 30, 1995 and
      December 31, 1994, respectively                                             814,777            1,667,857
   Prepaid expenses                                                                91,497              839,830
                                                                               ----------           ----------

         Total current assets                                                   2,582,517            2,778,280
                                                                               ----------           ----------

PROPERTY AND EQUIPMENT, at cost
   Land                                                                           240,617              495,915
   Buildings and improvements                                                   1,872,215            7,037,234
   Equipment and furnishings                                                      859,379            2,153,529
                                                                               ----------           ----------
                                                                                2,972,211            9,686,678
   Less accumulated depreciation and amortization                               2,211,313            5,219,535
                                                                               ----------           ----------

         Net property and equipment                                               760,898            4,467,143
                                                                               ----------           ----------

TOTAL ASSETS                                                                  $ 3,343,415          $ 7,245,423
                                                                               ==========           ==========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                                 BALANCE SHEETS



                        LIABILITIES AND PARTNERS' EQUITY




                                                                           Sept. 30,          December 31,
                                                                         -------------        ------------
                                                                             1995                 1994
                                                                         -------------        ------------
CURRENT LIABILITIES:
   Note payable                                                           $         -          $   600,000
   Current maturities of long-term debt                                         9,738               40,840
   Trade accounts payable                                                     266,154              857,666
   Accrued compensation                                                       195,439              636,853
   Accrued insurance                                                           37,947              655,540
   Estimated third party settlements                                           62,805              206,525
   Other                                                                      133,344              568,918
   Payable to Quest and affiliates                                             14,346               62,735
                                                                           ----------           ----------

         Total current liabilities                                            719,773            3,629,077


LONG-TERM DEBT, less current maturities                                         9,998               91,095
                                                                           ----------           ----------

         Total liabilities                                                    729,771            3,720,172
                                                                           ----------           ----------


PARTNERS' EQUITY:
   Limited Partners                                                         2,778,651            3,689,007
   General Partner                                                           (165,007)            (163,756)
                                                                           ----------           ----------

         Total partners' equity                                             2,613,644            3,525,251
                                                                           ----------           ----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                    $ 3,343,415          $ 7,245,423
                                                                           ==========           ==========





The financial information included herein has been prepared by management
without audit by independent public accountants.   See notes to financial
statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF OPERATIONS





                                                             For the                               For the
                                                        Three Months Ended                    Nine Months Ended
                                                            September 30,                       September 30,
                                                    ----------------------------         ----------------------------
                                                      1995               1994               1995             1994
                                                    ----------        ----------         ----------       -----------
REVENUES:
   Operating revenue                                $1,917,047        $5,275,334         $7,888,046       $15,496,156
   Interest income                                      23,490             4,977             51,918            11,769
   Gain on sale                                              -                 -            103,988                 -
                                                     ---------         ---------          ---------        ----------
         Total revenues                              1,940,537         5,280,311          8,043,952        15,507,925
                                                     ---------         ---------          ---------        ----------

EXPENSES:
   Wages & salaries                                    996,877         2,679,126          4,071,641         7,981,397
   Payroll tax & employee benefits                     242,132           506,642            960,693         1,441,186
   Supplies                                            165,305           499,266            771,425         1,475,392
   Other operating expenses                            118,923           505,178            671,304         1,543,938
   Ancillary services                                  219,573           319,352            632,233           858,815
   Health benefits                                      29,590            59,845            144,541           200,425
   Management fees                                      96,218           257,950            391,451           774,958
   Management fees-affiliate                            19,244            51,513             76,669           154,330
   Property taxes                                       17,217            42,581             67,667           125,459
   Interest                                                505            22,338             16,335            67,814
   Depreciation and amortization                        12,346           150,179             45,138           451,777
   Partnership administration                           67,845            86,257            319,973           345,111
                                                     ---------         ---------          ---------        ----------
         Total expenses                              1,985,775         5,180,227          8,169,070        15,420,602
                                                     ---------         ---------          ---------        ----------

Income (loss) before extraordinary gain                (45,238)          100,084           (125,118)           87,323

Extraordinary gain from settlement
   of payables                                               -            64,977               ,               64,977
                                                     ---------         ---------          ---------        ----------

Net income (loss)                                   $  (45,238)       $  165,061         $ (125,118)      $   152,300
                                                     =========         =========          =========        ==========



Net income (loss) per limited
   partnership unit
   Income (loss) before extraordinary
   gain                                                   (.17)              .38               (.47)              .33
   Extraordinary gain from settlement                        -               .24                  -               .24
                                                     ---------         ---------          ---------        ----------

Net income (loss) per Limited
   Partnership Unit                                 $     (.17)       $      .62         $     (.47)      $       .57
                                                     =========         =========          =========        ==========

Weighted average Limited Partnership
   Units outstanding                                   262,183           262,183            262,183           262,183
                                                     =========         =========          =========        ==========




The financial information included herein has been prepared by management without audit by independent public accountants.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         STATEMENTS OF PARTNERS' EQUITY





                                                                                           Total
                                                 General             Limited              Partners'
                                                 Partner             Partners              Equity
                                                 ---------           ----------          ----------
Balance at December 31, 1993                     $(105,947)          $9,412,115          $9,306,168

Net income                                           1,523              150,777             152,300
                                                  --------            ---------           ---------

Balance at September 30, 1994                    $(104,424)          $9,562,892          $9,458,468
                                                  ========            =========           =========




Balance at December 31, 1994                     $(163,756)          $3,689,007          $3,525,251

Net (loss)                                          (1,251)            (123,867)           (125,118)

Distributions                                            -             (786,489)           (786,489)
                                                  --------            ---------           ---------

Balance at September 30, 1995                    $(165,007)          $2,778,651          $2,613,644
                                                  ========            =========           =========





The financial information included herein has been prepared by management
without audit by independent public accountants.   See notes to financial
statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS



                                                                          Nine Months Ended
                                                                            September 30,
                                                                   -------------------------------
                                                                     1995                1994
                                                                   -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from residents and
      government agencies                                          $ 8,121,154        $ 15,210,090
   Cash paid to suppliers and
      employees                                                     (8,008,143)        (14,966,618)
   Interest received                                                    51,918              11,769
   Interest paid                                                       (16,335)            (67,814)
   Property taxes paid                                                 (76,835)            (86,746)
                                                                    ----------         -----------

Net cash provided by
   operating activities                                                 71,759             100,681
                                                                    ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of facilities                                  2,734,651                   -
   Additions/retirements to property
      and equipment                                                     (3,755)           (113,390)
                                                                    ----------         -----------

Net cash provided by (used in)
   investing activities                                              2,730,896            (113,390)
                                                                    ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to partners                                          (786,489)                  -
   Principal payments on long-term debt                               (610,516)            (38,543)
                                                                    ----------         -----------

Net cash used in financing
   activities                                                       (1,397,005)            (38,543)
                                                                    ----------         -----------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                  1,405,650             (51,252)

Cash and cash equivalents at beginning of
   period                                                              270,593             540,727
                                                                    ----------         -----------

Cash and cash equivalents at end of period                         $ 1,676,243        $    489,475
                                                                    ==========         ===========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS



                                                                          Nine Months Ended
                                                                             September 30,
                                                                     -----------------------------
                                                                       1995                1994
                                                                     ---------           ---------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:


   Net income (loss)                                                 $(125,118)          $ 152,300

   Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating  activities:

         Gain on sale of facilities                                   (103,988)                  -
         Depreciation and amortization                                  45,138             451,777
         Settlement HSG payables                                             -             (64,977)

   Cash provided (used) by changes in
           assets and liabilities:

           Accounts receivable                                         233,108            (286,066)

           Prepaid expenses                                            442,773             (20,065)

           Accounts payable and accrued
              liabilities                                             (371,765)           (151,072)

           Payable to Quest and affiliates                             (48,389)             18,784
                                                                      --------            --------


Net cash provided by
   operating activities                                              $  71,759           $ 100,681
                                                                      ========            ========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1995


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

NOTE 2

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are insured by the Federal Deposit Insurance Corporation (FDIC). At September 30, 1995, the Partnership maintained cash balances at these banks aggregating $1,551,370 in excess of the $100,000 FDIC insured maximum.

NOTE 3

Quest, in an effort to continue certain health benefits for facility employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated pursuant to VEBA and ERISA. Amounts contributed under the Trust plan by Partnership employees and the Partnership are strictly for the benefit of employees of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administration and employee medical claims. Quest has engaged a claims precertification organization to review all claims made by the Partnership's employees. Approximately $144,541 was accrued under this arrangement in the first nine months of 1995. The Trust is administered by an affiliate of Quest; however, no profits accrue to the benefit of either the affiliate or Quest.

Quest Administrative Services, L.P. (QASLP), an affiliate of Quest, provides management services to the Partnership's facilities. Total accruals to QASLP for the first nine months of 1995 were $76,669.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1995

NOTE 4

In December 1994, the Partnership received a Notice and Demand for Payment from the Idaho State Tax Commission for approximately $90,000 resulting from sales tax audits of three of the Partnership's facilities. Of this amount, approximately $54,000 of gross liability was assumed by the purchaser of two of the facilities, which facilities were sold in February 1995 (see Note 5). The Company is discussing a settlement of this matter and has recorded a provision of approximately $27,000, attributable to the remaining facility, in the Partnership's Financial Statements. Management is of the opinion that the final resolution will not have a material adverse effect on the Partnership's financial position.

NOTE 5

On February 28, 1995, the Partnership sold its partnership interests in seven of its facilities to an unaffiliated third party. The contract called for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing. The contract also provided for a cash consideration adjustment based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing of February 28, 1995, which was determined and collected during the third quarter of 1995.

At closing, the Partnership received initial consideration of $2,734,651, consisting of cash of $2,133,359 and debt retired from sales proceeds of $601,292. Subsequently, the Partnership determined that $417,254 of additional cash was due to the Partnership from post closing adjustments. In addition the purchaser assumed debt related to equipment of approximately $103,000. Total consideration was therefore $3,258,905. The Partnership made a final determination of adjusted working capital when the Partnership's accountants completed certain special procedures, during the third quarter. An initial distribution of $786,489 to the limited partners commenced during the third quarter, subject to establishing adequate reserves for the continued operation of the Partnership. The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the seven facilities. The remaining facilities are reflected at estimated net realizable value. The Partnership is seeking to liquidate the Partnership's interests in its remaining facilities, subject to the restrictions set forth in the Partnership governing documents.

NOTE 6

Due to the impact of the partnership selling its interests in seven facilities in February 1995, as described in Note 5, historical financial position and results of operations may not be indicative of future financial position and results of operations and net income (loss) per limited partnership unit. The following unaudited pro forma condensed statement of operations is presented as if the transactions previously described in Note 5 occurred as of January 1, 1995. In the opinion of the Partnership's management, all adjustments necessary to reflect the effects of the sale have been made.

The pro forma condensed financial information does not purport to present what actual results of operations would have been if the transactions previously described had occurred on such dates or to project results for any future period.



                  PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                  For the Nine Months Ended September 30, 1995
                            (Unaudited in thousands)

                                                    Historical           Adjustments                  Pro Forma
                                                  --------------        --------------              -------------
Revenues:                                            $7,940               $(2,346)(A)                   $5,594
                                                      -----                ------                        -----
Expenses:
 Wages and salaries                                   4,072                (1,225)(A)                    2,847
 Operating expenses                                   3,180                  (894)(A)                    2,286
 Management fees                                        391                  (116)(A)                      275
 Management fees-affiliate                               77                   (22)(A)                       55
 Property taxes and interest                             84                   (31)(A)                       53
 Depreciation and amortization                           45                    (1)(A)                       44
 Partnership administration                             320                     -                          320
                                                      -----                ------                        -----
                                                      8,169                (2,289)                       5,880
                                                      -----                ------                        -----

Net income (loss) (B)                                $ (229)              $   (57)                      $ (286)
                                                      =====                ======                        =====

Per Unit

(A) The pro forma adjustments remove revenues and expenses directly related to the interests in seven nursing homes sold to an unaffiliated third party on February 28, 1995.

(B) The historical statement of operations for the period ended September 30, 1995 includes a gain from the sale of a facility of $104, in thousands. This amount is not included in the above pro forma condensed statement of operations due to its non recurring nature.

NOTE 7

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

NOTE 8

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is effective for fiscal years beginning after December 15, 1995. Since the Partnership has recognized impairment losses and the losses were discussed in the 1993 and 1994 Annual Reports on Form 10-K, effectively adjusting the carrying value of its long-lived assets to estimated net realizable value, no significant adjustment from net realizable value to fair value is expected.

                                     PART 1

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Results of Operations:

In February 1995, the Partnership sold its partnership interests in seven of its properties to an unaffiliated third party. Initial distributions of $786,489 or $3/unit to the limited partners of the Partnership occurred in the third quarter. After adequate reserves were established for the Partnership's continued operation, the proceeds from the sale were subject to adjustment reflecting changes in elements of working capital between December 31, 1994 and February 28, 1995. Such adjustment was completed in the current quarter.

Neither the general partner of the Partnership nor its affiliates will receive any remuneration or distributions of sales proceeds.

Revenue:

In February 1995, the Partnership's interest in seven facilities were sold. Therefore, the revenues and expenses for the nine months ended September 30, 1995 are not directly comparable to the same period in 1994. On a pro forma basis, for the three remaining facilities, Burley, Hearthside and South Salem, revenues increased $154,385 and $588,263, respectively for the three and nine month periods ended September 30, 1995. The majority of this increase is related to occupancy increases at Hearthside. In 1994, Hearthside was experiencing the effects of a survey related ban on admissions, which was lifted in December 1993. The remaining increase relates to increased ancillary utilization and changes in patient mix. Revenue in 1994 included $10,553,925 for the nine month period related to the interests in seven facilities sold by the Partnership in 1995 and $359,066 related to Comanche View, which was closed in May 1994.

All resident receivables are recorded at their original face amount and are due and payable under "normal" market terms and conditions. In the event of non-collection, the ultimate loss to the Partnership would be limited to the recorded balance of the receivables as shown in the balance sheet.

The significant components of accounts receivable at September 30, 1995 and December 31, 1994 are:

                                                      1995                      1994
                                                    --------                  --------
Medicaid                                               41%                       52%
Private Pay                                            11%                       11%
VA, Medicare and Other                                 48%                       37%
                                                      ---                       ---
                                                      100%                      100%
                                                      ===                       ===

Payments by both the state and federal governments are normally received within 60-90 days. The sources of patient revenues for periods ended September 30, 1995 and 1994 are:

                                                      1995                      1994
                                                    --------                  --------
Medicaid                                               62%                       63%
Private Pay                                            20%                       20%
VA, Medicare and Other                                 18%                       17%
                                                      ---                       ---

                                                      100%                      100%
                                                      ===                       ===

Expenses:

On a pro forma basis; expenses for the three month and nine month periods ended September 30, 1995 increased $245,403 and $651,360 respectively. The primary reasons for these increases were increased ancillary utilization of $166,784, salary increases, workers compensation rate increases, and employee health benefit costs of $379,885 relating to competition for labor by manufacturing companies and fast food restaurants. Saving in other areas of operations helped to offset these increases. Partnership administration expense was comparable to the comparable period in 1994 despite legal and accounting costs associated with the facility sales.

Expenses in 1994 included $10,272,003 related to the seven facilities whose interests were sold by the Partnership and $524,107 related to Comanche View.

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

At closing, the Partnership received initial consideration of $2,734,651, consisting of cash of $2,133,359 and debt retired from sales proceeds of $601,292. Subsequently, the Partnership determined that $417,254 additional cash was due to the Partnership from post closing adjustments, In addition, the Purchaser assumed debt related to equipment of approximately $103,000. Total consideration was therefore $3,258,905. The Partnership made a final determination of adjusted working capital when the Partnership's accountants completed certain special procedures. Distributions of cash to the limited partners commenced subsequent to the end of the second quarter, after establishing adequate reserves for the continued operation of the Partnership. The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the seven facilities. The Partnership may also seek to liquidate the Partnership's interests in its remaining facilities.


Liquidity and Capital Resources:

At September 30, 1995, the Partnership held cash and cash equivalents of $1,626,243 which represents an increase of $1,405,650 since December 31, 1994. The cash increase is due primarily to the sale of the Partnership's interests in seven facilities. The cash position of the Partnership remains highly variable. While the Partnership's remaining facilities have shown improvement, cash is being conserved wherever possible to be used for Partnership obligations, payment of property taxes, and any potential paybacks to Medicare and Medicaid that may arise.

Medicare is a federal entitlement program and Medicaid (the source of the majority of the Partnership's revenue) represents an entitlement program administered differently by each state which is partially funded by the Federal government. In August 1993, Congress enacted Title XIII of OBRA 93. This act, among other things, taxed social security benefits received by the elderly and further limited payments under state Medicaid programs for which federal matching would be permitted. In October 1993, the Health Care Financial Administration (HCFA) implemented a freeze on Medicare reimbursement, for at least two years, on routine cost limits, certain Part B ancillaries and prospective payment system rates. In addition, HCFA eliminated the return on equity component of the reimbursement rate. Further, by the end of 1993, several states, because of federal actions and/or budgetary difficulties, had either taken action to curtail the growth in entitlement programs and/or had indicated that future action was possible. In 1995, the latest concept appears to be "block grants" to the states and significant Medicare budgetary reductions. What this means to nursing facilities cannot currently be determined by management.

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

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is effective for fiscal years beginning after December 15, 1995. Since the Partnership has recognized impairment losses and were discussed in the 1993 and 1994 Annual Reports on Form 10-K, effectively adjusting the carrying value of its long-lived assets to estimated net realizable value, no significant adjustment from net realizable value to fair value is expected.

                          PART II.  OTHER INFORMATION



ITEMS 1-5

                                      None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits.

       Exhibit 27 - Financial Data Schedule (for SEC use only)

(B)  Reports on Form 8-K.

     None during the third quarter

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



                                           QUEST HEALTH CARE INCOME
                                           FUND I, L.P.
                                           (Registrant)


                                           By:  QUEST RESCUE PARTNERS  I-1, L.P.
                                                General Partner

                                           By:  QUEST RESCUE PARTNERS  I-1 CORP,


Date: November 15, 1995                    By:/s/ Stuart C. Berry
     ------------------                       -----------------------------
                                           Executive Vice President/CFO

                                           By:/s/ Michael G. Hunter
                                              -----------------------------
                                           President