Form 10-K405
period 1995-12-31
QUEST HEALTH CARE INCOME FUND I LP
filed 1996-04-15
CIK 797504

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995
                                   ---------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to
                                         ------------------    -----------------

         Commission file number   0-18158
                               -------------

                    QUEST HEALTH CARE INCOME FUND I, L.P.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Delaware                                 58-1697906
- --------------------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

         1117 Perimeter Center West  Suite E-210  Atlanta, GA 30338
- --------------------------------------------------------------------------------
           (Address of principal executive offices)    (Zip code)

Registrant's telephone number, including area code       (770) 671-1014
                                                  ------------------------------

          Formerly: Southmark/CRCA Health Care Income Fund I, L.P.
- --------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class           Name of each exchange on which registered
           None                                     None
- ---------------------------    -------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X     No
                                           ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

All of the registrant's 262,183 limited partnership interests are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for the limited partnership interests and transfers of interests are subject to certain restrictions.

Documents Incorporated by Reference:  See Page 35
Exhibit Index:  See Page 36-37
                              TOTAL OF 38 PAGES

                                   Part I
ITEM 1  BUSINESS

Quest Health Care Income Fund I, L.P. (the Partnership), formerly Southmark/CRCA Health Care Income Fund I, L.P., was organized on July 16, 1986, as a limited partnership under the provisions of the Delaware Revised Uniform Limited Partnership Act. On September 16, 1986, a Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $30,000,000 of limited partnership interests (the Units). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed in June 1987, with 262,183 units sold at $100 each, or gross proceeds of $26,218,300 to the Partnership.

The general partner of the Partnership is Quest Rescue Partners I-1, L.P. (Quest), whose sole limited partner is Quest Financial Corp. and whose sole general partner is Quest Rescue Partners I-1 Corp. Quest became the general partner of the Partnership on August 1, 1990.

The former General Partner of the Partnership was Southmark Investment Group 86, Inc. (SIG), a Nevada corporation and a wholly-owned subsidiary of Southmark Corporation (Southmark).

The Partnership's primary business and only industry segment is to own, invest in, operate and ultimately dispose of a diversified portfolio of healthcare related real properties for the benefit of its Partners. At December 31, 1995, the Partnership held interests in four nursing home properties as described in
Item 2 below and the Partnership employed approximately 229 persons, including administrative, nursing, dietary, laundry, housekeeping, social services and maintenance personnel.

The services provided at the Partnership's long-term care facilities consist of intermediate and skilled nursing care. Intermediate care consists of providing assistance or supervision with daily activities such as dressing, bathing, diet or medication. Skilled nursing care consists of 24 hour a day services of registered nurses and related medical services prescribed by the resident's physician. Under the federal Omnibus Budget Reconciliation Act (OBRA), which became effective October 1, 1990, the distinction between skilled nursing and intermediate care facilities was eliminated. The legislation imposed a variety of quality of care requirements on all long-term care facilities, with resulting increases in operating costs. The legislation imposed more stringent requirements regarding staff, screening and assessment of residents, residents' rights and survey and certification requirements. It also subjects facilities to a number of sanctions, including civil money penalties, for substandard survey results. Under this legislation, states are required to amend their Medicaid plans to make an appropriate adjustment in the rates at which they reimburse long-term care facilities in order to reflect the costs of these requirements. There is, however, no requirement that the rate adjustments actually cover all new costs, nor are there any assurances that budgetary constraints of individual states will sustain the increased costs associated with these federal mandates.

In addition, during 1995, the final regulations pertaining to OBRA 87 were instituted. OBRA 87 contained, among other things, new stringent survey requirements with severe penalties for non-compliance. The expenses of the facilities have increased as a result of increased personnel costs necessary to
comply with OBRA 87.   The Partnership's facilities that provide skilled care
are certified to receive benefits under the Federal Health Insurance for the Aged Act (Medicare) and under joint Federal and state funded programs administered by the various states to provide medical assistance to the indigent, known generally as Medicaid. Benefits under Medicare are for skilled care only. However, Medicaid plans provide for different levels of reimbursement, depending upon the level of care and services rendered.

Medicaid reimbursement formulas are established in accordance with Federal guidelines by each state with the approval of the Federal government and vary from state to state. Typically they provide for reimbursement for specified services up to specified limits based on historical costs, with adjustments for inflation. Federal law requires that Medicaid reimbursement rates be reasonable and adequate to meet the cost which must be incurred by efficiently and economically operated facilities in order to provide care and services in conformity with applicable laws, regulations and quality and safety standards. Medicaid payments are set either retrospectively, prospectively, on a flat rate basis or a combination thereof. The Medicaid rates for the Partnership's properties are calculated prospectively for two properties and retrospectively for one property. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, political fiats, interpretations of policy and determinations by intermediaries, and to governmental funding restrictions, all of which may materially increase or decrease the rate of program payments to long-term care facilities, such as those owned by the Partnership.

In the operation of health care facilities, the Partnership competes with a number of individuals and entities, including large, national nursing home chains and small, locally owned nursing care facilities. Some competing operators have greater financial resources than the Partnership or may operate on a nonprofit basis or as charitable organizations. The degree of success with which the Partnership's facilities compete varies from location to location and depends on a number of factors. There is limited, if any, competition in price with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles.

In light of these factors, the Partnership will continue to seek to meet competition in each locality by improving the appearances of the properties, improving the quality of service provided at each facility, establishing a reputation within the local medical communities for providing competent care services, and by appropriately responding to regional variations in demographics and tastes.

During 1995, the Partnership sold its interests in seven facilities to an unaffiliated third party. See Part II, Item 7, for further discussion.

The following table sets forth information regarding the average daily census and sources of patient revenues at the Partnership's facilities:


                           Average Daily Census             Revenues for
                               for Year End                  Year Ended
                               December 31,                 December 31,
                       ----------------------------   -----------------------
                         1993      1994      1995      1993     1994    1995
                       -------   -------   --------   ------   ------   -----
Medicaid               436  71%  430  70%  139   69%    65%      63%      59%
Private Pay            152  24%  146  24%   42   21%    22%      20%      18%
VA, Medicare and Other  29   5%   40   6%   20   10%    13%      17%      23%
                       --- ---   --- ---   ---  ---    ---      ---      ---

                       617 100%  616 100%  201  100%   100%     100%     100%
                       === ===   === ===   ===  ===    ===      ===      ===

Overall Occupancy Rate      85%       84%        87%
                           ===       ===        ===



Because of a changing census mix, the occupancy required for a facility to achieve an operating break-even point cannot be precisely determined. Generally, a greater ratio of Medicaid patients will require a higher occupancy to reach a break-even point. However, a high Medicare census can change the break-even point due to a high reimbursement rate, even though expenses associated with Medicare qualified residents are significantly higher than Medicaid.

All licensed beds at the Partnership's facilities are being utilized, except that in some instances a small number of rooms have been taken out of service to be utilized as office space and ancillary support areas.

ITEM 2  PROPERTIES

The following table sets forth the investment portfolio of the Partnership at December 31, 1995. The buildings and the land on which they are located are owned by the Partnership and its majority owned partnerships in fee.

The Partnership's majority owned partnerships were a creation of Southmark to enable the Partnership to acquire properties from Southmark affiliates without paying transfer taxes, or having to perform relicensing of the homes more than once. The Southmark affiliate had already paid the tax and relicensed the facilities prior to the acquisition by the Partnership. There appears to have been no adverse economic impact on the Partnership by this arrangement. Quest maintained the arrangement to avoid creating tax and relicensing problems associated with dissolving the majority owned partnerships. Quest has not received any financial benefit from this ownership structure.

ITEM 2  PROPERTIES continued

                                                             Properties         Occupancy
                                                               at net             Rate            Date
Property                           Description               book value         for 1995        Acquired
- --------                           -----------               ----------         --------        --------
Burley Care Center                 Skilled Care
Burley, Idaho                      Nursing Home
                                   68 Licensed Beds            $496,241              84%            June 1987


Hearthside Care Center             Intermediate Care
Coos Bay, Oregon                   Nursing Home
                                   92 Licensed Beds            $132,831              85%            June 1987


South Salem                        Intermediate Care
Care Center                        Nursing Home
Salem, Oregon                      70 Rentable Beds            $ 48,384              94%            June 1987


Comanche View                      Intermediate
Nursing Home                       Care Nursing Home
Ft. Stockton, Texas                58 Rentable Beds            $ 76,038          Closed           August 1987
                                                               --------
                                                               $753,494
                                                               ========
- ------------------------------------------
TOTAL:  4 Nursing Homes             288 Beds



ITEM 3  LEGAL PROCEEDINGS


The State of Idaho sought a deficiency lien against the Partnership's Idaho facilities for sales and use taxes for periods prior to ownership by the
Partnership.  The total amount of the state claim is $36,410.   Management of
the Partnership is discussing a settlement of this matter and has recorded a provision of $27,308 in the Partnership's Financial Statements. Management is of the opinion that the final resolution will not have a material adverse effect on the Partnership's financial position. The Partnership plans to continue to vigorously defend against these claims. No other legal actions, other than ordinary routine litigation incidental to business, were filed against the Partnership.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None during the fourth quarter of 1995.

                                    Part II
ITEM 5 MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED SECURITY HOLDER MATTERS

(A) No established public trading market for the Units exists nor is one expected to develop.

(B)  Title of Class                            Number of Record Unit Holders
     --------------                            -----------------------------
     Limited Partnership Interests             3,124 as of February 27, 1996

(C) No cash distributions were made to the Limited Partners in 1990, 1991, 1992, 1993 or 1994. Cash distributions of $786,489 and $585,713 were made to the Limited Partners in the years ended December 31, 1995 and 1989, respectively. No distributions have been made to the General Partner. See the Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6  SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. Write-downs of properties, as discussed in Notes A-4 and F of the Financial Statements have materially impacted the comparability of net losses in 1993 and 1994. The settlement of litigation impacts 1993 and 1994 financial information. The sale of seven facilities in 1995 resulted in a reduced net loss. This summary should be read in conjunction with the Partnership's financial statements and related notes appearing in Item 8.

                                                                 Years ended December 31,
                                     -------------------------------------------------------------------------------
Statements of Operations                1995              1994            1993             1992             1991
- ------------------------             ----------       -----------      -----------      ----------       -----------
Operating revenue                    $9,806,965       $20,482,437      $19,322,743      $18,752,220      $17,384,328
     Net loss                          (130,741)       (5,780,917)      (2,272,373)        (586,809)        (523,103)
     Net loss per                               (1)               (2)              (3)
       weighted average Limited
       Partnership Unit                    (.49)           (21.83)           (8.58)           (2.22)           (1.98)
    Distributions paid per                      (1)               (2)              (3)
       weighted average Limited
       Partnership Unit                    3.00               -0-              -0-              -0-              -0-


    (1) Includes gain on sale of seven facilities of $103,988 or $ .39 per unit.

    (2) Includes extraordinary gain on settlement of Healthcare Services Group payables of $64,977 or $.24 per unit and loss from writedown of properties of $5,517,275 or $(20.83) per unit.

    (3) Includes extraordinary gain on settlement of Southmark payables of $830,637 or $3.14 per unit and loss from write down of properties of $1,976,615 or $(7.46) per unit.


                                                                    As of December 31,
                                     ------------------------------------------------------------------------------
Balance Sheet                            1995             1994             1993            1992             1991
- -------------                        -----------      -----------      -----------      -----------      ----------
Property & Equipment,net             $  753,494       $4,467,143      $10,122,142      $12,522,654      $12,958,058
Total Assets                          3,577,065        7,245,423       12,587,006       15,480,701       15,334,320
Long-term obligations,
  less current maturities                 7,275           91,095          131,936          105,687           32,553
Partners' Equity                      2,608,021        3,525,251        9,306,168       11,578,541       12,165,350

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In February 1995, the Partnership sold its interests in seven of its properties to an unaffiliated third party and recognized a gain of $103,988. In August 1995, $786,489 or $3/unit was distributed to the limited partners from sales proceeds.

Neither the general partner nor its affiliates received any remuneration or distributions from the sale of facilities.

Revenues:

Operating revenue for the twelve month period ended December 31, 1995 decreased $10,675,472 when compared to the prior period. This was primarily the result of selling the Partnership's interests in seven facilities in May 1995. On a pro forma basis, removing the affect of the sales, revenues increased $521,530 in 1995 as compared to the same period in 1994. The primary reason for this was increased Medicare utilization and occupancy increases at Hearthside. The other facilities remained static. Revenue in 1995 included $2,344,502 related to the seven sold facility interests.

Operating revenue for the twelve months ending December 31, 1994 increased $1,159,694 when compared to the same period in 1993. Medicare revenue increased by 54% in 1994 when compared to 1993 due to rate increases and to an increase in Medicare residents. Increased overall census at Burley, Crestview and Parkway North also contributed to the revenue increase. In addition, Sunny Vista became certified for Medicaid in August 1993 and its census increased 15% in 1994. Some facilities saw their patient mix change in the form of increased private and Medicare patients which generally generates higher revenue. The remainder of the increase relates to private and Medicaid rate increases at all the facilities.

Operating revenues for 1994 and 1993 included $359,075 and $951,652 related to Comanche View. Please see the discussion of the closure of the facility under Expenses. Operating revenue in 1994 and 1993 included $13,542,770 and $12,432,181 respectively, related to the seven sold properties.

Receivables do not present a credit risk as the Medicaid/Medicare system is federally financed. Receivables are, however, subject to disallowance by Medicare and Medicaid upon audit. Such governmental audits are typically one to two years in arrears. Inflation is not a material factor due to the fact that the reimbursement rates are set by governmental agencies, however such agencies are not obligated to increase reimbursements at the rate of inflation.

The significant components of accounts receivable at December 31, 1994 and 1995 are:

                          1994         1995
                          ----         ----
Medicaid                   52%          34%
Private Pay                11%          15%
VA, Medicare & Other       37%          51%
                          ---          ---
                          100%         100%
                          ===          ===

Payments by both the state and federal governments are normally received within 60-90 days. As of December 31, 1995, the receivables of the Partnership, prior to adjustments as disclosed in the Financial Statements, represent approximately 37 days of revenue.

EXPENSES:

For the twelve month period ended December 31, 1995, total expenses decreased $16,229,896. On a pro forma basis, eliminating the effect of the seven sold facility interests, expenses increased $288,284 in 1995 as compared to the same period in 1994. This is primarily the result of costs associated with increased Medicare utilization and OBRA 87 driven personnel costs. Supply and ancillary expense increased as a result of increased occupancy and Medicare utilization. Total expenses in 1995, 1994 and 1993 included $2,261,731, $13,354,223 and $12,272,285, respectively, relating to the seven sold facility interests.

Total operating expenses increased $3,896,184 in 1994 as compared to the same period in 1993. Losses from writedown of properties and contractual discount of accounts receivable, as discussed in the notes to the Financial Statements, were $5,517,275 and $1,976,615 in 1994 and 1993, respectively. Excluding the impact of the writedown losses, operating expenses increased $355,524. Burley, Crestview, Parkway North and Sunny Vista experienced increases in nursing costs and supplies to care for their greater number of residents. Parkway North and Sunny Vista were more severely impacted in that much of their increase in nursing costs related to pool nursing, which is typically substantially more expensive than the facilities own staff. In addition to staffing, ancillary costs increased at Crestview due to higher Medicare census and at South Salem due to the increase in Medicare Part B utilization.

Employee health benefits decreased $251,237 due to an extraordinarily good year in 1993 and those savings resulted in lower than expected expense for the facilities during 1994. In 1995, such expenses are expected to return to a level similar to the years prior to 1994. Payroll tax and employee benefits decreased in 1994 due to a $146,871 workers compensation refund in the states of Oregon and Idaho. Partnership administration expense increased during 1994 when compared to the prior year primarily as a result of increased third party accounting, legal and tax professional fees. The increase is also due to legal and accounting costs relating to preliminary proxy materials filed by the Partnership in 1994 which was subsequently withdrawn from the Securities and Exchange Commission review process.

As set forth in the preliminary proxy materials, should the preliminary proxy not be completed, it was the Partnership's intent to sell its assets to generate cash proceeds for distribution to the limited partners. Accordingly consistent with the Partnership's accounting policy as described in Note A, the Partnership has reflected the property and equipment as of December 31, 1994 at the lower of cost (as previously adjusted for writedowns if applicable) or estimated net realizable value, determined on an individual nursing home basis.

At December 31, 1994, Property and Equipment for the Hearthside, South Salem and Burley facilities were written down by $1,107,603, $355,252 and $583,557, respectively, which represents management's opinion of the writedown necessary to adjust facilities to estimated net realizable value (Note F and G). As of

December 31, 1995, management estimates that fair value exceeds the carrying value and accordingly, does not expect any further material adjustments upon the adoption of Statement of Accounting Standard No. 121 in 1996 unless warranted by a change in market conditions or other relevant factors.

While occupancy at the Hearthside facility has increased since the first quarter of 1994, the writedown was necessary to conform to the Partnership's accounting policy. The South Salem facility, located in Oregon, continues to operate near capacity. However, competition from the local hospital, the Oregon Managed Care System and a competitive labor market indicate that future
earnings of the facility will be suspect.   The Burley facility is located in
Burley, Idaho, a non-certificate of need state, thus there are no restrictions on the construction of competing facilities and the facility is exposed to market competition.

On February 28, 1995, the Partnership sold to an unaffiliated third party its Partnership interests in seven facilities. The contract for the sale provided for cash consideration adjustments based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing of February 28, 1995, which was calculated subsequent to the first quarter of 1995. Expenses in 1994 included $13,186,000 related to the sale of the Partnership's interests in seven facilities.

Based on the carrying value of the seven facilities at December 31, 1994, the Partnership expected to incur a loss on the sale of its interests in the facilities and, accordingly, recognized this loss in the accompanying statements of operations of $3,470,863 consisting of a writedown of property and equipment of $3,166,590 and $304,273 for the 25% discount of accounts receivable.

Hearthside is located in the town of Coos Bay in a remote part of Oregon. Coos Bay was dominated by the lumber industry which has been decimated by various government regulations. In view of the depressed occupancy at Hearthside and the limited potential for growth in the area, the Partnership reviewed the expected undiscounted cash flows over the remaining life of the property and compared the same to the current carrying value. After reviewing alternative uses, such as participating in Oregon's new, but unfunded, crisis intervention program, management determined that it was probable that the carrying value of Hearthside would not be fully recovered through operations over its remaining estimated useful life. The Financial Statements recognized a write down of carrying value of $805,733, at December 31, 1993. In 1994, occupancy improved. In 1995, occupancy continued to improve as has Medicare utilization.

In addition, Comanche View, a facility two hours south of Odessa, located in the far west Texas town of Fort Stockton, has confronted several serious challenges. First, despite state controls over construction of nursing facilities and a limited marketplace, a new 120 bed nursing facility was built near the Comanche facility in 1993. In addition, two physicians closed their practices and moved to Alpine 100 miles southwest leaving three physicians in town. Alternative uses for the facility such as adult day care or a rural health clinic are of low probability because of design constraints of the physical plant. In light of these factors and the limited population of the area, management considered it probable that the facility would not generate future cash flow. The facility was written down at December 31, 1993 to its net realizable value of $100,000. The

Financial Statements recognized a write down of carrying value of $1,170,882, at December 31, 1993. Included in operating expenses for 1995, 1994 and 1993 were $95,817, $553,155 and $1,212,399, respectively, related to Comanche View.

Ancillary Revenue and Expense is a term that describes specialized services provided by third party unaffiliated vendors. These services include speech, occupational, physical and occasionally intravenous therapies. These revenues and expenses are subject to certain cost limitations and do not materially affect the profitability of a facility. However, the ability to provide these services enables a facility to accept residents reimbursed under the federal Medicare system instead of the state Medicaid system. Generally increases in ancillary expense will be reflected in increased Medicare revenues. Typically, the Medicare system reimburses at a higher daily rate than Medicaid. These Medicare residents are people, not necessarily elderly, who, under another set of regulations, must be discharged from hospitals before they are well enough to go home. The result is that nursing homes that once were a final stop in life's journey have become more like auxiliary hospitals with a substantially shortened length of stay. However, the pursuit of higher reimbursement Medicare residents limits the number of Medicaid beds available to the indigent elderly. These people will be required to live with relatives or find low skilled "foster care" or community based services.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Partnership held cash and cash equivalents of $1,546,363 which represents an increase of $1,275,770 since December 31, 1994 as a result of the sale of the Partnership's interests in the facilities referenced above, less the distributions made to the limited partners.

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

At closing, the Partnership received initial consideration of $2,734,651, consisting of cash of $2,133,359 and debt retired from sales proceeds of $601,292. Subsequently, the Partnership determined that $417,254 of additional cash was due to the Partnership from post closing adjustments. In addition the purchaser assumed debt related to equipment of approximately $103,000. Total consideration was therefore $3,258,905. The Partnership made a final determination of adjusted working capital when the Partnership's accountants completed certain special procedures, during the third quarter. A distribution of $786,489 to the limited partners was made during the third quarter, subject to establishing adequate reserves for the continued operation of the Partnership. The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the seven facilities. The remaining facilities are reflected at estimated net realizable value.

Neither the general partner of the Partnership nor its affiliates received any remuneration or distributions of sales.

The Partnership is seeking to liquidate the Partnership's interests in its remaining facilities. In recent months, the Partnership has received several expressions of interest in acquiring one of the Partnership's remaining facility interests. The Partnership is currently assessing the adequacy of these offers and the impact upon the orderly liquidation of the Partnership.

At December 31, 1994, the Partnership held cash and cash equivalents of $270,593 which represents a decrease of $270,134 since December 31, 1993. Most of this decrease is attributable to payment for purchases of equipment and property improvements and repayment of debt. Cash from operations was negative due mainly to an increase in accounts receivable at two facilities. The cash position of the Partnership remains highly variable.

Cash is being conserved wherever possible to be used for capital improvement, payment of property taxes and any potential paybacks to Medicare and Medicaid which may arise.

Medicare is a federal entitlement program and Medicaid (the source of the majority of the Partnership's revenue) represents an entitlement program administered differently by each state which is partially funded by the Federal government. In August 1993, Congress enacted Title XIII of OBRA 93. This act, among other things, taxed social security benefits received by the elderly and further limited payments under state Medicaid programs for which federal matching would be permitted. In October 1993, the Health Care Financial Administration (HCFA) implemented a freeze on Medicare reimbursement, on routine cost limits, certain Part B ancillaries and prospective payment system rates. In addition, HCFA eliminated the return on equity component of the reimbursement rate. Further, by the end of 1993, several states, because of federal actions and/or budgetary difficulties, had either taken action to curtail the growth in entitlement programs and/or had indicated that future action was possible. In 1995, the latest concept appears to be "block grants" to the states and significant Medicare budgetary reductions. What this means to nursing facilities cannot currently be determined by management.

Despite the fact that health care reform proposals at the federal level are dead, activities at the state level continue and are encouraged by HCFA. Some examples of state level actions are: Oregon's plan, the location of two of the Partnership's facilities, is to convert its Medicaid reimbursement system to a managed care program administered by third parties such as Blue Cross/Blue Shield; Idaho, location of the Partnership's other facility, is attempting to significantly reduce Medicaid reimbursement levels. The impact is not yet quantifiable.

The Partnership has no established credit lines with outside lending sources and relies solely on cash flow and cash reserves to conduct Partnership business. There are no material commitments for capital improvements at the facilities.

Private pay sources accounted for 18% of the Partnership's total revenues in 1995, all other revenue came from federal and state entitlement programs. Any reduction in these programs will have an immediate impact on the total revenue and cash flow of the Partnership.

The note in the amount of $600,000 related to the Parkway North facility was paid off when the facility interest was sold in 1995.

In 1993, an agreement was reached between the Partnership and Southmark to resolve their competing claims. The agreement was approved by the court governing Southmark's Bankruptcy Plan. As a result of the settlement, the Partnership paid $89,300 to Southmark and avoided payment of $919,937 in payables due to Southmark. The amount of $830,637 was recognized as an extraordinary item in 1993.

During the third quarter of 1994, the Partnership settled its litigation with Healthcare Services Group, Inc. resulting in $64,977 being recognized as non-cash income.

The Partnership's continued existence is dependent upon its ability to: (i) generate sufficient cash flow to meet its obligations on a timely basis; and
(ii) obtain additional sources of funding as may be required. The Partnership will entertain offers to sell any or all of its four remaining facilities and, if accepted and closed, plans to liquidate in an orderly fashion.

The Partnership's December 31, 1994 Balance Sheet reflected the lower of costs or estimated net realizable value. The significant writedown of property and equipment in 1994 was based on the Partnership's future plans for its interests in the nursing facilities and the attendant accounting policies. At December 31, 1993, the nursing facilities were considered operating assets since it was the Partnership's plan to continue to operate the facilities as it had in the past. Consistent with generally accepted accounting principals ("GAAP") and the Partnership's accounting policy for operating assets, property and equipment were carried in the 1993 balance sheet at the lower of cost or estimated undiscounted future cash flows expected to be generated over the remaining estimated useful life of the property and equipment. The remaining estimated useful life of the property and equipment at December 31, 1993 was approximately 23 years.

It is not the objective of GAAP to reflect operating property and equipment at estimated market value less costs of disposal, otherwise known as estimated net realizable value. Instead, under GAAP most property and equipment is carried at cost less accumulated depreciation taken over the years of prior service.

During 1994, as described in the notes to the Financial Statements, the Partnership determined that it would market for sale its interests in the nursing facilities. Since the future life under these circumstances is the length of time required to dispose of the assets as opposed to the much longer term of the assets remaining useful operating life, GAAP and the Partnership's accounting policy require that the property and equipment under these circumstances be carried at the lower of cost (the then existing carrying value) or estimated net realizable value. Accordingly, under these circumstances, the time value of money (over approximately 22 remaining years), the risk of capital invested, local, national and industry conditions including competition, state and federal reimbursement plans, patient mix, among many other factors, are taken into consideration. Consequently, as a result of a change in the Partnership's future direction, a loss on property and equipment representing the difference in (1) the carrying value as determined based on the lower of cost or estimated undiscounted future cash flows over the remaining estimated useful life for operating assets, and (2) the lower of cost or estimated net realizable value was recognized during 1994 in the amount of $5,213,002 and is reflected in the Financial Statements.

The Partnership's December 31, 1995 Balance Sheet reflects the estimated net realizable value of the remaining facilities. The significant writedown of property and equipment in 1994 was based on the Partnership's future plans for its interests in the nursing facilities and the attendant accounting policies.

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is effective for fiscal years beginning after December 15, 1995. Since the Partnership has recognized impairment losses as discussed above, effectively adjusting the carrying value of its long-lived assets to estimated net realizable value, no material adjustment from net realizable value to fair value is expected.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    QUEST HEALTH CARE INCOME FUND I, L.P.

                        INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number
                                                                       ------
Report of Independent Accountants                                      15

Balance Sheets as of December 31, 1995 and 1994                        16 - 17

Statements of Operations for the Years Ended
  December 31, 1995, 1994 and 1993                                     18

Statements of Partners' Equity for the Years
  Ended December 31, 1995, 1994 and 1993                               19

Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993                                     20 - 21

Notes to Financial Statements                                          22 - 30
Schedule V - Property and Equipment
  for the Years Ended December 31, 1995, 1994 and 1993                 31

Schedule VI - Accumulated Depreciation
  for the Years Ended December 31, 1995, 1994 and 1993                 32

Schedule VIII - Valuation and Qualifying Accounts
  for the Years Ended December 31, 1995, 1994 and 1993                 33


All other schedules are omitted since they are not required, are not applicable or the financial information required is included in the financial statements or the notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners
Quest Health Care
  Income Fund I, L.P.

We have audited the financial statements and financial statement schedules of Quest Health Care Income Fund I, L.P. listed in the index of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial statement schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Health Care Income Fund I, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note F to the accompanying financial statements, the Partnership decided to market for sale its operating property and equipment during 1994. Prior to that decision, in accordance with generally accepted accounting principles, the Partnership carried operating property and equipment in its consolidated financial statements at the lower of cost or estimated undiscounted future cash flows, before interest charges, on an individual property basis. As a result of this decision, the Partnership has written down its property and equipment to estimated net realizable value as determined by management through a charge to earnings of $5,517,275 in 1994. Because of the sale of a significant portion of the Partnership's operating assets, future results of operations may differ significantly from historical results of operations. See Notes A, F, G, H and I to the accompanying financial statements.

Coopers & Lybrand LLP

Raleigh, North Carolina
April 5, 1996

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                                BALANCE SHEETS
                          December 31, 1995 and 1994






ASSETS                                                  1995         1994
- ------                                               ----------   ----------
CURRENT ASSETS:
  Cash and cash equivalents                          $1,546,363   $  270,593
  Accounts receivable, net of allowance for
    doubtful accounts of $21,780 and $125,085
    in 1995 and 1994, respectively  (Note G)            998,120    1,667,857
  Prepaid expenses                                      279,088      839,830
                                                     ----------   ----------
    Total current assets                              2,823,571    2,778,280
                                                     ----------   ----------



PROPERTY AND EQUIPMENT (Notes A, C, F and G)

  Land                                                  240,617      495,915
  Buildings and improvements                          1,872,215    7,037,234
  Equipment and furnishings                             862,217    2,153,529
                                                     ----------   ----------
                                                      2,975,049    9,686,678

  Less accumulated depreciation and amortization      2,221,555    5,219,535
                                                     ----------   ----------
    Net property and equipment                          753,494    4,467,143
                                                     ----------   ----------





    TOTAL ASSETS                                     $3,577,065   $7,245,423
                                                     ==========   ==========





See notes to financial statements.

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                          BALANCE SHEETS - CONTINUED
                          December 31, 1995 and 1994





LIABILITIES AND PARTNERS' EQUITY                      1995              1994
- --------------------------------                   ----------        ----------
CURRENT LIABILITIES:

  Note payable (Note C)                            $        -        $  600,000
  Current maturities of long-term obligations          10,086            40,840
  Trade accounts payable                              315,367           857,666
  Accrued compensation                                254,743           636,853
  Accrued insurance                                   204,640           655,540
  Estimated third party settlements                    76,029           206,525
  Other                                                90,414           568,918
  Payable to Quest and affiliates (Note B)             10,490            62,735
                                                   ----------        ----------
    Total current liabilities                         961,769         3,629,077



LONG-TERM OBLIGATIONS, less current maturities          7,275            91,095
                                                   ----------        ----------
   (Note C)
     Total liabilities                                969,044         3,720,172
                                                   ----------        ----------




PARTNERS' EQUITY
  Limited Partners                                  2,773,084         3,689,007
  General Partner                                    (165,063)         (163,756)
                                                   ----------        ----------
                                                    2,608,021         3,525,251
                                                   ----------        ----------

     TOTAL LIABILITIES AND PARTNERS' EQUITY        $3,577,065        $7,245,423
                                                   ==========        ==========





See notes to financial statements.

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                           STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1995, 1994 and 1993

                                           1995        1994         1993
                                       -----------  -----------  -----------
REVENUES:
  Operating revenue                    $ 9,806,965  $20,482,437  $19,322,743
  Interest income                           71,018       14,277       20,671
  Gain on sale                             103,988            -            -
                                       -----------  -----------  -----------
    Total revenue                        9,981,971   20,496,714   19,343,414
                                       -----------  -----------  -----------


EXPENSES:
  Wages & salaries                       5,052,492   10,672,625   10,521,791
  Payroll tax & employee benefits        1,165,852    1,943,209    2,011,233
  Supplies                               1,012,677    1,983,993    1,860,348
  Other operating costs                    773,892    2,123,374    2,085,894
  Ancillary services                       824,530    1,172,049      925,730
  Health benefits (Note B)                 177,596      316,003      567,239
  Management fees                          487,459    1,031,878      977,149
  Management fees-affiliate (Note B)        95,871      207,771      193,782
  Property taxes                            79,190      168,102      166,026
  Interest                                  17,174       90,157      106,042
  Depreciation and amortization             55,380      578,340      686,322
  Partnership administration (Note B)      370,599      537,832      368,253
  Loss from writedown of
      properties (Notes F and G)                 -    5,517,275    1,976,615
                                       -----------  -----------  -----------
      Total  expenses                   10,112,712   26,342,608   22,446,424
                                       -----------  -----------  -----------

Loss before extraordinary gain            (130,741)  (5,845,894)  (3,103,010)

Extraordinary gain from settlement-
  HSG & Southmark payables (Note E)              -       64,977      830,637
                                       -----------  -----------  -----------

Net loss                               $  (130,741) $(5,780,917) $(2,272,373)
                                       ===========  ===========  ===========

Net income (loss) per limited
  partnership unit
  Loss before extraordinary gain       $      (.49)      (22.07)      (11.72)
  Extraordinary gain from settlement             -          .24         3.14
                                       -----------  -----------  -----------

Net loss per limited
  partnership unit                     $      (.49) $    (21.83) $     (8.58)
                                       ===========  ===========  ===========

Distributions paid per limited
  partnership unit                     $      3.00  $         -  $         -
                                       ===========  ===========  ===========

Weighted average Limited Partnership
  Units outstanding                        262,183      262,183      262,183
                                       ===========  ===========  ===========


See notes to financial statements.

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                        STATEMENTS OF PARTNERS' EQUITY
             For the Years Ended December 31, 1995, 1994 and 1993





                                          General     Limited       Total
                                          Partner     Partners      Equity
                                         ---------   -----------  -----------
Balance at December 31, 1992               (83,223)   11,661,764   11,578,541

Net loss                                   (22,724)   (2,249,649)  (2,272,373)
                                         ---------   -----------  -----------
Balance at December 31, 1993              (105,947)    9,412,115    9,306,168

Net loss                                   (57,809)   (5,723,108)  (5,780,917)
                                         ---------   -----------  -----------

Balance at December 31, 1994             $(163,756)  $ 3,689,007  $ 3,525,251

Net loss                                    (1,307)     (129,434)    (130,741)

Distributions                                    -      (786,489)    (786,489)
                                         ---------   -----------  -----------

Balance at December 31, 1995             $(165,063)  $ 2,773,084  $ 2,608,021
                                         =========   ===========  ===========





See notes to financial statements.

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                           STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1995, 1994 and 1993





                                            1995        1994         1993
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from residents and
    government agencies                 $ 9,479,672 $ 20,162,172 $ 19,442,345
  Cash paid to suppliers and employees   (9,853,445) (19,993,765) (19,137,612)
  Interest received                          71,018       14,277       20,671
  Interest paid                             (17,174)     (90,157)    (106,042)
  Real estate taxes paid                   (110,038)    (174,510)    (161,998)
                                        ----------- ------------ ------------
  Net cash provided by (used in)
  operating activities                     (429,967)     (81,983)      57,364
                                        ----------- ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of facilities        3,111,709            -            -
  Additions to property
    and equipment                            (6,593)    (136,343)    (179,659)
  Reduction of restricted deposits                -            -       33,300
                                        ----------- ------------ ------------
  Net cash provided by (used in)
    investing activities                  3,105,116     (136,343)    (146,359)
                                        ----------- ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                (786,489)           -            -
  Principal payments on debt               (612,890)     (51,808)    (240,230)
                                        ----------- ------------ ------------
  Net cash (used in)
    financing activities                 (1,399,379)     (51,808)    (240,230)
                                        ----------- ------------ ------------


INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS:                   1,275,770     (270,134)    (329,225)
  Cash and cash equivalents at
    the beginning of the year               270,593      540,727      869,952
                                        ----------- ------------ ------------

  Cash and cash equivalents at
    the end of the year                 $ 1,546,363 $    270,593 $    540,727
                                        =========== ============ ============





See notes to financial statements.

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                           STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1995, 1994 and 1993




                                            1995        1994         1993
                                          ---------  -----------  -----------
RECONCILIATION OF NET LOSS TO NET
  CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES

Net loss                                  $(130,741) $(5,780,917) $(2,272,373)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization            55,380      578,340      686,322
    Charge-off of deferred loan costs             -            -       32,018
    Charge-off of construction costs              -            -       40,060
    Gain on sale of facilities             (103,988)           -            -
    Loss from write down of properties            -    5,517,275    1,976,615
    Settlement HSG or Southmark payables          -      (64,977)    (830,637)

    Changes net of effect of sold
      facilities:
        Accounts receivable                (327,293)    (320,265)     119,602
        Other current assets                255,182     (567,558)     (61,022)
        Accounts payable and accrued
          liabilities                      (126,262)     508,582      354,673
        Payable to Quest and affiliates     (52,245)      47,537       12,106
                                          ---------  -----------  -----------
Net cash provided by (used in)
  operating activities                    $(429,967) $   (81,983) $    57,364
                                          =========  ===========  ===========



SUPPLEMENTAL SCHEDULE OF NON CASH
  INVESTING AND FINANCING ACTIVITIES

                                             1995       1994         1993
                                          ---------  -----------  -----------

  Acquisition of vehicles
    Cost of vehicles                      $       -  $         -  $    63,366
    Loan                                  $       -            -       57,028
                                                                  -----------
    Cash paid                             $       -  $         -        6,338
                                                                  ===========

  Required connection to city sewer
    line financed with long-term debt     $       -  $         -  $    25,738
                                                                  ===========

 Debt assumed by purchaser in sale        $ 101,684  $         -  $         -


See notes to financial statements.

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                        NOTES TO FINANCIAL STATEMENTS


NOTE A  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


1. Organization


Quest Health Care Income Fund I, L.P. (the Partnership), formerly
Southmark/CRCA Health Care Income Fund I, L.P., was organized on July 16, 1986, as a limited partnership under the provisions of the Delaware Revised Uniform Limited Partnership Act, to acquire and operate income-producing health care related properties.

On August 1, 1990, Quest Rescue Partners - I-1, L.P. (Quest) became the General Partner of the Partnership. Quest's sole general partner is Quest Rescue Partners - I-1 Corp. and its sole limited partner is Quest Financial Corp.

Southmark Investment Group 86, Inc. (SIG), a Nevada corporation and a wholly-owned subsidiary of Southmark Corporation (Southmark), was the General Partner of the Partnership prior to August 1, 1990.

The Partnership's primary business and only industry segment is to own, invest in, operate and ultimately dispose of health care related facilities for the benefit of its partners. The services provided at the Partnership's long-term care facilities, which are primarily located in the western United States, consist of intermediate and skilled nursing care.

The financial statements include the accounts of the Partnership and its 99% owned partnerships which hold the individual properties. All significant interpartnership balances and transactions have been eliminated. The amount of minority interest attributable to affiliates of the General Partner is immaterial.


2. Cash and Cash Equivalents


For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits, money market funds and investments in certificates of deposit with original maturities, when purchased, of three months or less.

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are covered by the Federal Deposit Insurance Corporation (FDIC). At December 31, 1995, the Partnership maintained cash balances at these banks aggregating $1,430,877 in excess of the $100,000 FDIC insured maximum.

Included in cash and cash equivalents is $1,340,000 invested in repurchase agreements with underlying United States government backed securities, which have original maturities of less than 30 days.


3. Operating Revenue

Operating revenue is recorded when services are rendered and includes amounts reimbursable by the Medicaid and Medicare programs. Medicaid and Medicare revenues are recorded at the applicable net reimbursement rates; therefore, no contractual adjustments are reported.

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                        NOTES TO FINANCIAL STATEMENTS

3. Operating Revenue continued

The Partnership grants unsecured credit to the residents of its facilities. Inherent in this practice is a credit risk of non-collection. Management has provided an allowance which it believes will be sufficient to absorb all uncollectible amounts existing at December 31, 1995 and 1994.

All resident receivables are recorded at their original face amount and are due and payable under "normal" market terms and conditions. In the event of non-collection, the ultimate loss to the Partnership would be limited to the recorded balance of the receivables as shown in the balance sheet.

Accounts receivable consist primarily of amounts due from residents funded through Medicare, Medicaid, commercial insurance and private resources. Accounts receivable includes approximately 38% due from Medicare, 23% due from Idaho Medicaid and 11% due from Oregon Medicaid.

The sources of patient revenues for years ended December 31, 1993, 1994 and 1995 are as follows:

                                 1993        1994       1995
                                 ----        ----       ----
Medicaid                          65%         61%        59%
Private Pay                       22%         22%        18%
VA, Medicare and Other            13%         17%        23%
                                 ---         ---        ---
                                 100%        100%       100%
                                 ===         ===        ===


The significant components of accounts receivable at December 31, 1994 and 1995 are:

                              1994         1995
                              ----         ----
Medicaid                       52%          34%
Private Pay                    11%          15%
VA, Medicare & Other           37%          51%
                              ---          ---
                              100%         100%
                              ===          ===

Payments by both the state and federal governments are normally received within 60-90 days.

4. Property and Equipment

Property and equipment are depreciated using the straight-line method over lives of 5 to 30 years. Amortization of leased assets is included in depreciation and amortization expense. Renewals and betterment are capitalized and repairs and maintenance are charged to operations as incurred.

The Partnership recognizes an impairment loss on operating property and equipment of its long-term care facilities if it becomes probable that the carrying amount of the facility may not be recoverable through future operations. Write downs are charged to operations for the difference in the net carrying value and the estimated undiscounted future cash flows before interest charges of the facility. Upon the determination that a facility will be abandoned, foreclosed, placed on the market for sale, or otherwise disposed of, the facility's carrying value is adjusted to the estimated net realizable value, if less than carrying value, through a charge to operations. Since impairment losses on operating property and equipment is measured against estimated undiscounted future cash flows, the proceeds from a sale of the property could be less than the carrying value.

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                        NOTES TO FINANCIAL STATEMENTS

5. Income Taxes

No provision has been made in the financial statements for income taxes because under current law, no income taxes are paid directly by the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes.

6. Allocation of Net Income or Net Loss and Distributions

The Partnership Agreement provides that net income (other than net income from a sale or refinancing of Partnership property), will be allocated to the Partners in proportion to cash distributions. Net losses will be allocated 99% to the Limited Partners and 1% to the General Partner.

Net profits from a sale or refinancing of Partnership property will be allocated first to any partners in proportion to and to the extent of their negative adjusted capital accounts; then in accordance with distributions of sale proceeds, refinancing proceeds and cash from other sources.

Distributions of cash from operations are made as follows:

(a) First, to the Limited Partners until they have received distributions of cash from operations equal to a prescribed (8.5% through April 1, 1990, and 10.5% thereafter as a result of the Quest Proxy) non-cumulative return on their invested capital; then,

(b) to the General Partner in the amount of distribution advances, if any, previously advanced; then,

(c) to the General Partner until it has received cash from operations equal to 4% of the total distributions of cash from operations; then,

(d)    96% to the Limited Partners and 4% to the General Partners.

Distributions of cash from the sale or refinancing of properties will be distributed as follows:

(a) First, to all Limited Partners until they have received distributions from all sources equal to their priority return not previously distributed through distributions of cash from operations; then,

(b) to the General Partner in the amount of distribution advances, if any, previously advanced; then,

(c) to all Limited Partners until they have received distributions of cash from property sales and refinancing and cash from other sources equal to their original capital investment; then,

(d) to the General Partner until it has received distributions equal to 1% of the total distributions made by the Partnership other than in return of the Limited Partners' original capital investment or in payment of distribution advances to the General Partner; then,

(e)    85% to the Limited Partners and 15% to the General Partner.

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                        NOTES TO FINANCIAL STATEMENTS


7. Net Income (Loss) Per Limited Partnership Unit

Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding.

8. Future Operations

Distribution will be made to the limited partners after establishing adequate reserves for future operations (Note I).

9. Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts in the balance sheets and statements of operations. Actual results could differ from those estimates.

10. Fair Value of Financial Instruments

During 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures about fair value of financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. There are no off-balance sheet financial instruments to which the Partnership is subject.


NOTE B  TRANSACTIONS WITH AFFILIATES


The Partnership Agreement provides for payment of property management fees based on 6% of gross property operating revenue. Quest Administrative Services, L.P., (QASLP), an affiliate of Quest, receives 1% of gross operating revenue relating to services provided directly to the facilities. Total payments to QASLP under this contract in 1995, 1994 and 1993 were $95,871, $207,771 and $193,782, respectively.

Quest, in an effort to continue certain health benefits for Partnership employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated by VEBA and ERISA. Amounts contributed to the Trust by the Partnership and Partnership employees are strictly for the benefit of employees of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administration and employee medical claims. Quest has engaged a claims pre-certification organization to review all claims made by the Partnership's employees. Approximately $177,596, $316,003 and $567,239 were recorded under this arrangement in 1995, 1994 and 1993, respectively. The Trust is administered by an affiliate of Quest, however, no profits accrue to the benefit of either the affiliate or Quest.

Partnership administration costs paid through QASLP were $370,599, $537,832 and $368,253 in 1995, 1994 and 1993, respectively. Such charges represent legal costs associated with litigation and SEC filings, investor service functions and other partnership administration costs.

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                        NOTES TO FINANCIAL STATEMENTS


NOTE C LONG-TERM OBLIGATIONS

A summary of the long-term obligations of the Partnership at December 31, 1995 and 1994 follows:

                                                 1995          1994
                                                -------      --------
12% note collateralized by the Parkway North
facility with monthly interest only payments.   $     -      $600,000

7.03% unsecured note for sewer improvements
at Sunny Vista with bi-annual payments of
$1,597.  Note is due November 2012.                   -        23,164

9.5% installment notes related to three vans
for three facilities, collateralized by the
vehicles.  Monthly payments of principal and
interest of $1,433 in total.  Notes are due
August 1997.                                          -        40,360

13.75% installment notes related to seven vans
in 1994 and to two vans in 1995 collateralized
by the vehicles.  Monthly payments of principal
and interest of $942 in total.  Notes are due
May 1997.                                        17,361        68,411
                                                -------      --------
                                                 17,361       731,935

Less current maturities                          10,086       640,840
                                                -------      --------
Long-term portion                               $ 7,275      $ 91,095
                                                =======      ========


As of December 31, 1995, principal maturities for the next five years for long-term debt are as follows:

                      1996             10,086
                      1997              7,275
                      1998                  -
                      1999                  -
                      2000                  -
                      2001 and after        -
                                       ------
                                       17,361
                                       ======

The Partnership sold its interests in seven facilities in 1995. Sales proceeds were applied to retire the Parkway North mortgage. Other debt, relating to sewer improvements or vans was assumed by the purchaser.

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE D  TAXABLE INCOME (LOSS)

A reconciliation between the net loss for financial reporting purposes and the loss for tax purposes follows:

                                                Year Ended December 31,
                                           1995          1994         1993
                                       -----------   -----------   -----------
Financial statement net loss           $  (130,741)  $(5,780,917)  $(2,272,373)
Add:
  Bad debts                                      -         6,556         5,240
  Jobs tax credit                                -        93,781        86,846
  Minority interest                          3,396         6,174        10,184
  Other                                          -             -             2
  Writedown of properties                        -     5,517,275     1,976,615
  Prior year expense accrual               (67,707)       67,707             -
  Current year expense accrual              10,374             -             -


Deduct:
  Bad debts                                (28,901)            -             -
  Excess of tax over book depreciation    (292,512)     (184,224)     (115,903)
  Excess of tax over book basis of
    disposed facilities                 (4,532,999)     (387,760)            -
                                       -----------   -----------   -----------

  Taxable loss                         $(5,039,090)  $  (661,408)  $  (309,389)
                                       ===========   ===========   ===========



NOTE E  LITIGATION

During 1993, the Partnership settled its litigation with Southmark. The Partnership made a net payment to Southmark of $89,300 and was relieved of a $919,937 liability on its financial statements. This forgiveness of liability resulted in the recognition of Non-cash income of $830,637. The majority of the liability removed from the Partnership's balance sheet appeared in "Payable to Southmark and Affiliates" and "Distribution Advances from the General Partner".

During the third quarter of 1994, the Partnership settled its litigation with Healthcare Services Group, Inc. which resulted in $64,977 being recognized as Non-cash income.

In December 1994, the Partnership received a Notice and Demand for Payment from the Idaho State Tax Commission resulting from sales tax audits for approximately $90,000. The Company is discussing a settlement of this matter and has recorded a provision of approximately $67,000 in the Partnership's Financial Statements. Management is of the opinion that the final resolution will not have a material adverse effect on the Partnership's financial
position.   As a result of selling facility interests in 1995, the liability and reserve were reduced to $36,410 and $27,308, respectively. The Partnership is involved in certain other routine litigation incidental to business.

Management does not expect settlements, if any, to have a material adverse effect on the Partnership's financial position.

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE F  IMPAIRMENT LOSS

Fourth quarter results for 1993 include a non-cash charge related to property and equipment write down for the Hearthside and Comanche facilities of $805,733 and $1,170,882, respectively. For the Hearthside facility, the writedown resulted from the Partnership's reassessment of projected undiscounted future cash flows over the life of the property in light of the economic and regulatory environment in which this facility operates and the related impact on future estimated revenue and expense levels. For the Comanche View facility, management contemplated closing the facility, therefore, it was written down to estimated net realizable value. The Partnership believed that in 1993 based on its assessment of future census, revenues and expenses, the writedowns were adequate. Management closed the Comanche View facility in May, 1994.

During 1994, the Partnership filed preliminary proxy materials with the Securities and Exchange Commission (the "SEC") which described a proposed sale of its interests in eleven facilities and related operating assets including working capital to an affiliate of the General Partner. In December 1994, it became apparent the preliminary proxy could not be completed on a timely basis, therefore, all negotiations with the affiliate were terminated and subsequently the preliminary proxy materials were withdrawn from the SEC review process.

As set forth in the preliminary proxy materials, should the preliminary proxy not be completed, it was the Partnership's intent to sell its assets to generate cash proceeds for distribution to the limited partners. Accordingly consistent with the Partnership's accounting policy as discussed in Note A, the Partnership has reflected the property and equipment as of December 31, 1994 at the lower of cost (as previously adjusted for writedowns if applicable) or estimated net realizable value, determined on an individual nursing home basis.

At December 31, 1994, Property and Equipment for the Hearthside, South Salem and Burley facilities were written down by $1,107,603, $355,252 and $583,557, respectively, which represents management's opinion of the estimated net realizable value. The remaining facilities were also adjusted to estimated net realizable value.

NOTE G SALE OF FACILITIES

On February 28, 1995, the Partnership sold its partnership interests in seven of its facilities to an unaffiliated third party. The Partnership reflected an estimated loss on the sale of these facilities of $3,470,863 at December 31, 1994, and recognized a gain of $103,988 upon closing of the sale. The contract called for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing. The contract also provided for a cash consideration adjustment based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing of February 28, 1995, which was determined and collected during the third quarter of 1995.

At closing, the Partnership received initial consideration of $2,734,651, consisting of cash of $2,133,359 and debt retired from sales proceeds of $601,292. Subsequently, the Partnership determined that $417,254 of additional cash was due to the Partnership from post closing adjustments of which $377,058 was received in 1995, and the balance was collected in the first quarter of 1996. In addition the purchaser assumed debt related to equipment of approximately $102,000. Total consideration was therefore, $3,253,905. The Partnership made

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                        NOTES TO FINANCIAL STATEMENTS

NOTE G SALE OF FACILITIES continued

a final determination of adjusted working capital when the Partnership's accountants completed certain agreed upon procedures, during the third quarter. A distribution of $786,489 to the limited partners was made during the third quarter of 1995.

The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the seven facilities. The remaining facilities are reflected at estimated net realizable value, as of December 31, 1994. The Partnership is seeking to liquidate the Partnership's interests in its remaining facilities, subject to the restrictions set forth in the Partnership governing documents.

NOTE H PRO FORMA INFORMATION (UNAUDITED)

Due to the impact of the Partnership selling its interests in seven of its facilities in 1995, historical results of operations may not be indicative of future results of operations and net income (loss) per limited partnership unit. The following unaudited pro forma condensed statement of operations is presented as if the transactions previously described occurred as of January 1995. In the opinion of the Partnership's management, all adjustments necessary to reflect the effects of the sale have been made.

The pro forma condensed financial information does not purport to present what actual results of operations would have been if the transactions previously described had occurred on such dates or to project results for any period. It is management of the Partnership's belief that all adjustments necessary to reflect the affects of the sales have been made.


               PRO FORMA CONDENSED STATEMENT OF OPERATIONS (B)
                     For the Year Ended December 31, 1995
                           (Unaudited in thousands)

                                Historical          Adjustments    Pro Forma
                                ----------          -----------    ---------
Revenues:                        $ 9,878            $(2,346)(A)      $7,532
                                 -------            -------          ------

Expenses:
 Wages and salaries              $ 5,052            $(1,225)(A)      $3,827
 Operating expenses                3,956               (894)(A)       3,062
 Management fees                     487               (116)(A)         371
 Management fees affiliate            96                (22)(A)          74
 Property taxes and interest          96                (31)(A)          65
 Depreciation and amortization        55                 (1)(A)          54
 Partnership administration          371                  -             371
                                 -------            -------          ------
                                  10,113             (2,289)          7,824
                                 -------            -------          ------

Net income (loss) (B)            $  (235)           $   (57)         $ (292)
                                 =======            =======          ======


(A) The pro forma adjustments remove revenues and expenses directly related to the interests in seven nursing homes sold to an unaffiliated third party on February 28, 1995.

(B) The historical statement of operations for the period ended December 31, 1995 includes a gain from the sale of a facility of $104, in thousands. This amount is not included in the above pro forma condensed statement of operations due to its non recurring nature.

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                        NOTES TO FINANCIAL STATEMENTS




NOTE I GOING CONCERN

The Partnership's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The sale of the Partnership's interests in seven nursing homes and possible future sales of any or all of its remaining facilities will have an effect on cash flow from operations in the future.

Management of the Partnership believes that successful control of the facility and Partnership expenses and establishing adequate reserves from the sales of facilities should enable the Partnership to meet its obligations and upon the final sale of its assets, liquidate in an orderly fashion.

NOTE J

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is effective for fiscal years beginning after December 15, 1995. Since the Partnership has recognized impairment losses, as discussed in Notes F and G, effectively adjusting the carrying value of its long-lived assets to estimated net realizable value, as of December 31, 1994, no significant adjustment from net realizable value to fair value is expected.

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                     SCHEDULE V - PROPERTY AND EQUIPMENT
             For the Years Ended December 31, 1995, 1994 and 1993




                  Balance at                                                  Balance
                  Beginning    Additions    Retirement &       Other          at End
Classification     of Year      at Cost     Write Downs       Changes         of Year
- --------------   -----------   ---------    ------------    -----------     ----------
FOR THE YEAR ENDED DECEMBER 31, 1995:
- -------------------------------------

Land             $   495,915    $      -   $   (255,298)    $         -   $    240,617
Buildings and
  improvements     7,037,234           -     (5,165,019)              -      1,872,215
Equipment and
  furnishings      2,153,529       6,594     (1,297,906)              -        862,217
                 -----------    --------   ------------     -----------   ------------
                 $ 9,686,678    $  6,594   $ (6,718,223)    $         -   $  2,975,049
                 ===========    ========   ============     ===========   ============


FOR THE YEAR ENDED DECEMBER 31, 1994:
- -------------------------------------

Land             $   495,915    $      -   $          -     $
Buildings and
  improvements    12,206,052      49,879     (5,213,002)         (5,695)     7,037,234
Equipment and
  furnishings      2,083,752      86,464              -         (16,687)     2,153,529
                 -----------    --------   ------------     -----------   ------------

                 $14,785,719    $136,343   $ (5,213,002)    $   (22,382)  $  9,686,678
                 ===========    ========   ============     ===========   ============


FOR THE YEAR ENDED DECEMBER 31, 1993:
- -------------------------------------

Land             $   495,915    $      -   $          -     $         -   $    495,915
Buildings and
  improvements    14,010,143     104,870     (1,908,961)              -     12,206,052
Construction in
  process             40,060           -              -         (40,060)            -
Equipment and
  furnishings      1,993,851      57,555        (67,654)              -      2,083,752
                 -----------    --------   ------------     -----------   ------------

                 $16,539,969    $ 62,425   $ (1,976,615)    $   (40,060)  $ 14,785,719
                 ===========    ========   ============     ===========   ============



                     QUEST HEALTH CARE INCOME FUND I, L.P.
                     SCHEDULE VI - ACCUMULATED DEPRECIATION
              For the Years Ended December 31, 1995, 1994 and 1993


                                Additions
                                Charged to                              Balance
                  Beginning     Costs and                   Other       at End
Classification     of Year       Expenses   Retirements    Changes      of Year
- --------------   -----------   -----------  -----------   ---------   -----------
FOR THE YEAR ENDED DECEMBER 31, 1995:

Buildings and
  improvements   $ 3,577,558  $     1,549  $(2,002,179)   $        -  $ 1,576,928
Equipment and
  furnishings      1,641,977       53,831   (1,051,181)            -      644,627
                 -----------  -----------  -----------    ----------  -----------

                 $ 5,219,535  $    55,380  $(3,053,360)   $        -  $ 2,221,555
                 ===========  ===========  ===========    ==========  ===========


FOR THE YEAR ENDED DECEMBER 31, 1994:

Buildings and
  improvements   $ 3,201,409  $   381,844  $         -    $   (5,695) $ 3,577,558
Equipment and
  furnishings      1,462,168      196,496            -       (16,687)   1,641,977
                 -----------  -----------  -----------    ----------  -----------

                 $ 4,663,577  $   578,340  $         -    $  (22,382) $ 5,219,535
                 ===========  ===========  ===========    ==========  ===========


FOR THE YEAR ENDED DECEMBER 31, 1993:

Buildings and
  improvements   $ 2,722,468  $   478,941  $         -    $        -  $ 3,201,409
Equipment and
  furnishings      1,254,787      207,381            -             -    1,462,168
                 -----------  -----------  -----------    ----------  -----------

                 $ 3,977,255  $   686,322  $         -    $        -  $ 4,663,577
                 ===========  ===========  ===========    ==========  ===========

                     QUEST HEALTH CARE INCOME FUND I, L.P.
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1995, 1994 and 1993




                                               Receivable   Write-off of
                    Balance at    Additions     Charged      Allowance
                    Beginning    Charged to     Against      for Sold     Balance at
Description          of Year      Expenses     Allowance    Facilities    End of Year
- -----------        ----------    ----------   -----------  ------------   -----------

Year ended December 31, 1995
- ----------------------------

Allowance for
  doubtful
  accounts         $  125,085    $   28,665   $   (57,567) $ (74,403)     $   21,780
                   ==========    ==========   ===========  =========      ==========


Year ended December 31, 1994
- ----------------------------

Allowance for
  doubtful
  accounts         $  118,529    $   30,813   $   (24,257) $       -      $  125,085
                   ==========    ==========   ===========  =========      ==========


Year ended December 31, 1993
- ----------------------------


Allowance for
  doubtful
  accounts         $  105,389    $   26,066   $  (12,926)  $       -      $  118,529
                   ==========    ==========   ==========   =========      ==========

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                                                 FINANCIAL DISCLOSURE

The Partnership has had no disagreement with its accountants on accounting or financial issues during the past three years.


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have officers or directors. Quest Rescue Partners I-1, L.P. is the General Partner, whose general partner is Quest Rescue Partners I-1 Corp. The principal officers and directors of the general partner of Quest are as follows:

                                               Other Principal Occupations and Other
Name and Position                     Age      Directorships During the Past 5 Years
- -----------------                     ---      -------------------------------------
Stuart C. Berry                       42
  Chairman
    Executive Vice-President                   Chairman of  Quest  Financial Corp.  and  the
                                               Quest Affiliates, and has been since their inception in 1989.  Mr. Berry received a B.S. degree in Finance from Babson College, Wellesley,
                                               Massachusetts in l976.


Michael G. Hunter                     38
  President & Director                         President of Quest Financial Corp. and the Quest Affiliates.  From 1988
                                               and prior to starting Quest, Mr. Hunter was Senior Vice President and
                                               Chief Financial Officer of Healthcare Concepts, Inc., Atlanta, Georgia, a
                                               consulting and investment advisor to long term care providers, lenders
                                               and capital markets.   Mr. Hunter received a B.S. degree in Finance from
                                               the University of Arkansas in 1982.  He is both a general securities principal and a financial operations principal.


ITEM 11  EXECUTIVE COMPENSATION

None of the executive officers of the general partner of Quest receive any direct remuneration from the Partnership. Quest is not compensated directly for its services as general partner of the Partnership. See Item 13 for further discussion of compensation paid to affiliates of Quest.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  Security ownership of certain beneficial owners.

     No person or group, as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5% of the Units.

(B)    Security ownership of management.

       None of the officers or directors of the general partner of Quest own any Units.

       The General Partner is entitled to distributions of cash from operations and from "other sources" (primarily from the sale or refinancing of Partnership properties, as set forth in Item 8, Note A.)

(C)    Change in control.

       There exists no arrangement known to the Partnership, the operation of which may at a subsequent date, result in a change in control of the Partnership.



ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) and (B) Affiliates of the General Partner, in accordance with the terms of the Agreement, may receive compensation for services rendered to the Partnership.

The management companies engaged by the Partnership receive a management fee of 5% of gross operating revenues. Quest Administrative Services, L.P., an affiliate of Quest, receives a fee of 1% of gross operating revenues for providing certain management services. These fees are prescribed in the Partnership Agreement and the structure permits a rapid and efficient method of termination of a facility manager, should the need ever arise. Total payments to QASLP under this agreement in 1995 were $95,871. Quest created an employee benefit trust in compliance with the guidelines promulgated by VEBA and ERISA. Approximately $177,596 was contributed under this arrangement in 1995. The trust is administered by an affiliate of Quest, however, no profits accrued to the benefit of either the affiliate or Quest.


See Note B to the accompanying consolidated financial statements appearing in
Item 6.

(C)    No management persons are indebted to the Partnership.

(D)    There have been no transactions with promoters.




ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)    The following documents are filed as a part of this report:

       1.  Consolidated Financial Statements:

           Report of Independent Accountants

           Consolidated Balance Sheets
               as of December 31, 1995 and 1994

           Consolidated Statements of Operations
               for the Years Ended December 31, 1995, 1994 and 1993

           Consolidated Statements of Partners' Equity for the Years Ended December 31, 1995, 1994 and 1993

           Consolidated Statements of Cash Flows
               for the Years Ended December 31, 1995, 1994 and 1993

           Notes to Consolidated Financial Statements

       2.  Financial Statement Schedules

           Schedules V - Property and Equipment
               for the Years Ended December 31, 1995, 1994 and 1993

           Schedule VI - Accumulated Depreciation
               for the Years Ended December 31, 1995, 1994 and 1993

           Schedule VIII - Valuation and Qualifying Accounts for the Years Ended December 31, 1995, 1994 and 1993

Other schedules are omitted since they are not required, are not applicable or the financial information required is included in the consolidated financial statements or notes thereto.

       3.  Exhibits


       The following exhibits are filed or incorporated by reference and are an integral part of this Form 10-K.


               Exhibit Number                    Document Description
               --------------                    --------------------
                   2                             Agreement of Purchase and Sale by and among
                                                 persons and entities set forth on Exhibit A,
                                                 attached thereto, and Southmark Corporation
                                                 dated as of April 1, 1987 incorporated by
                                                 reference to Form 8-K dated June 30, 1987.

                   2                             Assignment of Purchase and Sale Agreement by
                                                 and among Southmark Corporation and the
                                                 Limited Partnerships set out on Exhibit A,
                                                 attached thereto, dated June 30, 1987
                                                 incorporated by reference to Form 8-K dated
                                                 June 30, 1987.

                   2                             Composite Contract of Sale - Multiple
                                                 Properties dated June 1, 1988, by and among
                                                 Cedar Springs Care Center, Inc.,
                                                 Connersville Care Centers, Inc. and
                                                 Southmark/CRCA Health Care Income Fund I,
                                                 L.P. incorporated by reference to Form 8-K dated
                                                 June 30, 1987.

                   2                             Agreement of Sale and Purchase for Nursing
                                                 Home by and between July Associates V, L.P.
                                                 and John A Freeman, Jr., dated April 8, 1986
                                                 incorporated by reference to Form 8-K dated
                                                 June 30, 1987.

                   2                             Assignment of Purchase and Sale Agreement by
                                                 and between V.J.F., Inc. and Fort Stockton
                                                 Associates L.P., dated January 14, 1987
                                                 incorporated by reference to Form 8-K dated
                                                 June 30, 1987.

                   3                             Agreement of Limited Partnership of
                                                 Southmark/CRCA Health Care Income Fund I,
                                                 L.P., incorporated by reference to Form S-
                                                 Page A-1, File No. 33-7368

                   3                             Amendment to Agreement of Limited
                                                 Partnership of Southmark/CRCA Health Care
                                                 Income Fund I, L.P., dated August 1, 1990.

                   3                             Second Amendment to Agreement of Limited
                                                 Partnership of Southmark/CRCA Health Care
                                                 Income Fund I, L.P., dated August 1, 1990.

                   3                             Form of Fourth Amendment to Agreement of
                                                 Limited Partnership Southmark/CRCA Health
                                                 Care Income Fund I, L.P., dated June 1,
                                                 1992.

                   10                            Health Care Center Consultant and Management
                                                 Services Agreement between National Heritage
                                                 Management, Inc. and Coos Bay Associates
                                                 Limited Partnership d/b/a Coos Bay Care
                                                 Center incorporated by reference to amended
                                                 form 10-K for fiscal year ended December 31,
                                                 1988.

                   10                            Agreement for laundry and housekeeping
                                                 services between American Services Company
                                                 and Parkway North Associates, L.P. d/b/a
                                                 Parkway North Care Center incorporated by
                                                 reference to amended form 10-K for fiscal
                                                 year ended December 31, 1988.

                   10                            Nursing Home Management Agreement between
                                                 Southmark/CRCA Health Care Income Fund I,
                                                 L.P. and LTCS, L.P. d/b/a VHA Long Term Care
                                                 dated November 28, l989.

                   10                            Form of Amendment, effective March 1, 1992,
                                                 to the Nursing Home Management Agreement
                                                 between Southmark/CRCA Health Care Income
                                                 Fund I, L.P. and LTCS, L.P. dba VHA Long
                                                 Term Care.

                   10                            Contract for sale of seven facilities
                                                 between Quest Health Care Income Fund I and
                                                 Emile Properties, Inc.

                   22                            List of majority owned partnerships.

                   27                            Financial Data Schedule (for SEC use only).




(B)  Reports on Form 8-K

     None during the fourth quarter of 1995.

(C) An annual report for the fiscal year 1995 will be sent to the Limited Partners subsequent to this filing and the Partnership will furnish copies of such report to the Securities and Exchange Commission at that time.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     QUEST HEALTH CARE
                                     INCOME FUND I, L.P.


                                     By: QUEST RESCUE PARTNERS
                                         I-1, L.P.
                                         General Partner
                                     By: QUEST RESCUE PARTNERS
                                         I-1, Corp., General
                                         Partner

Date:  April 12, 1995                By: /s/ Stuart C. Berry
       -----------------                 ------------------------
                                         Stuart C. Berry
                                         Executive Vice-President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  April 12, 1996                    /s/ Stuart C. Berry
       ------------------                ------------------------
                                         Chairman, Executive Vice
                                         President and Chief
                                         Financial Officer of the
                                         General Partner of
                                         the General Partner





Date:  April 12, 1996                    /s/ Michael G. Hunter
       ------------------                ------------------------
                                         Michael G. Hunter
                                         President and Director
                                         of the General Partner
                                         of the General Partner