Form 10-Q
QUEST HEALTH CARE INCOME FUND I LP
filed 1996-05-20
CIK 797504

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
   X
 ---- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended    March 31, 1996
                                           ---------------------------------

                                       OR


 ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           ------------  ------------

            Commission file number   0-18158
                                   ------------


                        QUEST HEALTH CARE INCOME FUND I, L.P.
--------------------------------------------------------------------------------

            Formerly: Southmark/CRCA Health Care Income Fund I, L.P.
            --------------------------------------------------------

              Delaware                                   58-1697906
-----------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)


             1117 Perimeter Center West E-120   Atlanta, GA    30338
--------------------------------------------------------------------------------
             (Address of principal executive offices)    (Zip code)


Registrant's telephone number, including area code       (770) 671-1014
                                                    ----------------------------

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X     No
                                           ---       ---

                             There are no exhibits.

                               TOTAL OF 14 PAGES

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                                 BALANCE SHEETS

                         PART I. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                                               March 31,          December 31,
                                                                              ------------        ------------
                                                                                  1996                1995
                                                                              ------------        ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                  $ 1,489,411          $ 1,546,363
   Accounts receivable, net of allowance
      for doubtful accounts of $ 23,280 and
      $21,780 at March 31, 1996 and
      December 31, 1995, respectively                                             995,065              998,120
   Prepaid expenses                                                               161,110              279,088
                                                                              -----------          -----------

      Total current assets                                                      2,645,586            2,823,571
                                                                              -----------          -----------

PROPERTY AND EQUIPMENT, at cost
   Land                                                                           240,617              240,617
   Buildings and improvements                                                   1,872,215            1,872,215
   Equipment and furnishings                                                      874,613              862,217
                                                                              -----------          -----------
                                                                                2,987,445            2,975,049
   Less accumulated depreciation and amortization                               2,232,686            2,221,555
                                                                              -----------          -----------

      Net property and equipment                                                  754,759              753,494
                                                                              -----------          -----------

TOTAL ASSETS                                                                  $ 3,400,345          $ 3,577,065
                                                                              ===========          ===========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                                 BALANCE SHEETS



                        LIABILITIES AND PARTNERS' EQUITY




                                                                            March 31,         December 31,
                                                                          -------------       ------------
                                                                              1996                1995
                                                                          -------------       ------------
CURRENT LIABILITIES:
   Note Payable                                                           $         -          $         -
   Current maturities of long-term debt                                        10,210               10,086
   Trade accounts payable                                                     276,473              315,367
   Accrued compensation                                                       238,755              254,743
   Accrued insurance                                                           81,856              204,640
   Estimated third party settlements                                          100,742               76,029
   Other                                                                      127,695               90,414
   Payable to Quest and affiliates                                              2,826               10,490
                                                                          -----------          -----------

         Total current liabilities                                            838,557              961,769


LONG-TERM DEBT, less current maturities                                         4,718                7,275
                                                                          -----------          -----------

         Total liabilities                                                    843,275              969,044
                                                                          -----------          -----------


PARTNERS' EQUITY:
   Limited Partners                                                         2,722,643            2,773,084
   General Partner                                                           (165,573)            (165,063)
                                                                          -----------          -----------

         Total partners' equity                                             2,557,070            2,608,021
                                                                          -----------          -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                    $ 3,400,345          $ 3,577,065
                                                                          ===========          ===========





The financial information included herein has been prepared by management
without audit by independent public accountants.   See notes to financial
statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF OPERATIONS




                                                                          Three Months Ended
                                                                               March 31,
                                                                   --------------------------------
                                                                      1996                1995
                                                                   -----------         ------------
REVENUES:
   Operating revenue                                                $1,949,784          $4,187,767
   Interest income                                                      13,670               9,094
   Gain on sale                                                              -             103,988
                                                                    ----------          ----------

         Total revenues                                              1,963,454           4,300,849
                                                                    ----------          ----------



EXPENSES:
   Wages & salaries                                                    947,425           2,146,176
   Payroll tax & employee benefits                                     217,978             477,937
   Supplies                                                            243,272             393,044
   Other operating expenses                                            136,714             416,173
   Ancillary services                                                  211,764             253,924
   Health benefits                                                      58,710              85,151
   Management fees                                                      96,427             204,504
   Management fees-affiliate                                            19,285              39,280
   Property taxes                                                       16,370              33,234
   Interest                                                                393              15,270
   Depreciation and amortization                                        11,131              18,498
   Partnership administration                                           54,936             120,977
                                                                    ----------          ----------

         Total expenses                                              2,014,405           4,204,168
                                                                    ----------          ----------


Net income (loss)                                                   $  (50,951)         $   96,681
                                                                    ==========          ==========


Net income (loss) per Limited
 Partnership Unit                                                   $     (.19)         $      .37
                                                                    ==========          ==========

Weighted average Limited Partnership
   Units outstanding                                                   262,183             262,183
                                                                    ==========          ==========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         STATEMENTS OF PARTNERS' EQUITY





                                                                                           Total
                                                  General             Limited              Partners'
                                                  Partner             Partners             Equity
                                                 ---------           ----------          ----------

Balance at December 31, 1994                     $(163,756)          $3,689,007          $3,525,251

Net income                                             967               95,714              96,681
                                                 ---------           ----------          ----------

Balance at March 31, 1995                        $(162,789)          $3,784,721          $3,621,932
                                                 =========           ==========          ==========




Balance at December 31, 1995                     $(165,063)          $2,773,084          $2,608,021

Net loss                                              (510)             (50,441)            (50,951)
                                                 ---------           ----------          ----------

Balance at March 31, 1996                        $(165,573)          $2,722,643          $2,557,070
                                                 =========           ==========          ==========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS



                                                                         Three Months Ended
                                                                              March 31,
                                                                    ------------------------------
                                                                       1996                1995
                                                                    ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from residents and
      government agencies                                           $1,952,839          $3,918,982
   Cash paid to suppliers and
      employees                                                     (2,000,263)         (4,143,945)
   Interest received                                                    13,670               9,094
   Interest paid                                                          (393)            (15,270)
   Property taxes paid                                                  (7,976)            (39,696)
                                                                    ----------          ----------

Net cash provided by (used in)
   operating activities                                                (42,123)           (270,835)
                                                                    ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of facilities                                          -           2,734,651
   Additions/retirements to property
      and equipment                                                    (12,396)             (2,023)
                                                                    ----------          ----------

Net cash provided by (used in)
   investing activities                                                (12,396)          2,732,628
                                                                    ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on long-term debt                                 (2,433)           (605,930)
                                                                    ----------          ----------

Net cash used in financing
   activities                                                           (2,433)           (605,930)
                                                                    ----------          ----------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                 (56,952)          1,855,863

Cash and cash equivalents at beginning of
   period                                                            1,546,363             270,593
                                                                    ----------          ----------

Cash and cash equivalents at end of period                          $1,489,411          $2,126,456
                                                                    ==========          ==========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS




                                                                         Three Months Ended
                                                                              March 31,
                                                                    ------------------------------
                                                                       1996                1995
                                                                    ----------          ----------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:


   Net income (loss)                                                $  (50,951)         $   96,681

   Adjustments to reconcile net income
      (loss) to net cash provided by (used in) operating activities:

           Gain on sale of facilities                                        -            (103,988)

           Depreciation and amortization                                11,131              18,498

         Changes net of effect of sold
           facilities:

           Accounts receivable                                           3,055            (268,785)

           Prepaid expenses                                            117,978             211,558

           Accounts payable and accrued
              liabilities                                             (115,672)           (213,083)

           Payable to Quest and affiliates                              (7,664)            (11,716)
                                                                    ----------          ----------


Net cash used in
   operating activities                                             $  (42,123)         $ (270,835)
                                                                    ==========          ==========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1996

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

NOTE 2 CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits, money market funds and investments in certificates of deposit with original maturities, when purchased, of three months or less.

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are covered by the Federal Deposit Insurance Corporation (FDIC). At March 31, 1996, the Partnership maintained cash balances at these banks aggregating $1,371,745 in excess of the $100,000 FDIC insured maximum.

Included in cash and cash equivalents is $1,393,100 invested in repurchase agreements with underlying United States government backed securities, which have original maturities of less than 30 days.

NOTE 3  TRANSACTIONS WITH AFFILIATES

The Partnership Agreement provides for payment of property management fees based on 6% of gross property operating revenue. Quest Administrative Services, L.P., (QASLP), an affiliate of Quest, receives 1% of gross operating revenue relating to services provided directly to the facilities. Total payments to QASLP under this contract for the periods ended March 31, 1996 and 1995 were $19,285 and $39,280, respectively.

Quest, in an effort to continue certain health benefits for Partnership employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated by VEBA and ERISA. Amounts contributed to the Trust by the Partnership and Partnership employees are strictly for the benefit of employees of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administration and employee medical claims. Quest has engaged a claims pre-certification organization to review all claims made by the Partnership's employees. Approximately $58,710 and $85,151 were recorded under this arrangement for the periods ended March 31, 1996 and 1995, respectively. The Trust is administered by an affiliate of Quest, however, no profits accrue to the benefit of either the affiliate or Quest.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 4  LITIGATION


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

NOTE 5 SALE OF FACILITIES

On February 28, 1995, the Partnership sold its partnership interests in seven of its facilities to an unaffiliated third party. The Partnership reflected an estimated loss on the sale of these facilities of $3,470,863 at December 31, 1994, and recognized a gain of $103,988 upon closing of the sale. The contract called for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing. The contract also provided for a cash consideration adjustment based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing of February 28, 1995.

At closing, the Partnership received initial consideration of $2,734,651, consisting of cash of $2,133,359 and debt retired from sales proceeds of $601,292. Subsequently, the Partnership determined that $417,254 of additional cash was due to the Partnership from post closing adjustments of which $377,058 was received in 1995, and the balance was collected in the first quarter of 1996. In addition the purchaser assumed debt related to equipment of approximately $102,000. Total consideration was, therefore, $3,253,905. The Partnership made a final determination of adjusted working capital when the Partnership's accountants completed certain agreed upon procedures during the third quarter of 1995. A distribution of $786,489 to the limited partners was made during the third quarter of 1995.

The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the seven facilities. The Partnership is seeking to liquidate the Partnership's interests in its remaining facilities, subject to the restrictions set forth in the Partnership governing documents.

NOTE 6 PRO FORMA INFORMATION (UNAUDITED)

Due to the impact of the Partnership selling its interests in seven of its facilities in 1995, historical results of operations may not be indicative of future results of operations and net income (loss) per limited partnership unit. The following unaudited pro forma condensed statement of operations is presented as if the transactions previously described occurred as of January 1, 1995. In the opinion of the Partnership's management, all adjustments necessary to reflect the effects of the sale have been made.

The pro forma condensed financial information does not purport to present what actual results of operations would have been if the transactions previously described had occurred on such dates or to project results for any future period. It is management of the Partnership's belief that all adjustments necessary to reflect the affects of the sales have been made.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 6 PRO FORMA INFORMATION (UNAUDITED) continued

                PRO FORMA CONDENSED STATEMENT OF OPERATIONS (B)
                      For the Quarter Ended March 31, 1995
                            (Unaudited in thousands)

                                                 Historical               Adjustments               Pro Forma
                                               --------------           --------------            -------------
Revenues:                                       $    4,197               $  (2,346)(A)             $    1,851
                                                ----------               ---------                 ----------

Expenses:
 Wages and salaries                             $    2,146               $  (1,225)(A)             $      921
 Operating expenses                                  1,626                    (894)(A)                    732
 Management fees                                       205                    (116)(A)                     89
 Management fees affiliate                              39                     (22)(A)                     17
 Property taxes and interest                            49                     (31)(A)                     18
 Depreciation and amortization                          18                      (1)(A)                     17
 Partnership administration                            121                       -                        121
                                                ----------               ---------                 ----------
                                                     4,204                  (2,289)                     1,915
                                                ----------               ---------                 ----------

Net income (loss) (B)                           $       (7)              $     (57)                $      (64)
                                                ==========               =========                 ==========

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

NOTE 7 GOING CONCERN

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

NOTE 8 ACCOUNTING POLICIES

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is effective for fiscal years beginning after December 15, 1995. Since the Partnership has already recognized impairment losses, effectively adjusting the carrying value of its long-lived assets, as of December 31, 1994, to estimated net realizable value, no significant adjustment from net realizable value to fair value is expected.

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

Neither the general partner of the Partnership nor its affiliates received any remuneration or distributions of sales proceeds.

Revenue:

In February 1995, the Partnership's interest in seven facilities were sold. Therefore, the revenues and expenses for the three months ended March 31, 1996 are not directly comparable to the same period in 1995. On a pro forma basis, the three remaining facilities, Burley, Hearthside and South Salem increased revenues $112,791. Over $60,000 of this increase is related to Medicare
utilization at Hearthside.   The remaining increase relates to increased
ancillary utilization and changes in patient mix. Revenue in the first quarter of 1995 included $2,346,198 related to the interests in seven facilities sold by the Partnership in 1995.

All resident receivables are recorded at their original face amount and are due and payable under "normal" market terms and conditions. In the event of non-collection, the ultimate loss to the Partnership would be limited to the recorded balance of the receivables as shown in the balance sheet.

The significant components of accounts receivable at March 31, 1996 and December 31, 1995 are:

                                                      1996                     1995
                                                    --------                 --------
Medicaid                                               37%                      52%
Private Pay                                            22%                      11%
VA, Medicare and Other                                 41%                      37%
                                                      ---                      ---
                                                      100%                     100%
                                                      ===                      ===


Payments by both the state and federal governments are normally received within 60-90 days. The sources of patient revenues for periods ended March 31, 1996 and 1995 are:

                                                      1996                     1995
                                                    --------                 --------
Medicaid                                               55%                      60%
Private Pay                                            14%                      19%
VA, Medicare and Other                                 31%                      21%
                                                      ---                      ---
                                                      100%                     100%
                                                      ===                      ===

Expenses:

On a pro forma basis expenses, excluding partner administration costs, for the three month period ended March 31, 1996 increased $165,216, when compared to the same period in 1995. The primary reasons for these increases were increased ancillary and supplies utilization, salary increases and workers compensation rate increases. Salary increases were driven by market forces and as a result of final rules published relating to OBRA 1987 requiring increased staffing levels. Partnership administration expense was significantly less than the comparable period in 1995 due to a decrease in outside professional fees.

On February 28, 1995, the Partnership sold its partnership interests in seven of its facilities to an unaffiliated third party. The Partnership reflected an estimated loss on the sale of these facilities of $3,470,863 at December 31, 1994, and recognized a gain of $103,988 upon closing of the sale. The contract called for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing. The contract also provided for a cash consideration adjustment based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing of February 28, 1995.

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

Liquidity and Capital Resources:

At March 31, 1996, the Partnership held cash and cash equivalents of $1,489,411, which represents a decrease of $56,952 since December 31, 1995. The cash decrease is due primarily to the use of cash for operating activities and for the purchase of fixed assets. The cash position of the Partnership
remains highly variable.   While the Partnership's remaining facilities have
shown improvement, cash is being conserved wherever possible to be used for capital improvements, payment of property taxes, and any potential paybacks to Medicare and Medicaid that may arise.

The Partnership is seeking to liquidate the Partnership's interests in its remaining facilities. In recent months, the Partnership has received several expressions of interest in acquiring one of the Partnership's remaining facility interests. The Partnership is currently assessing the adequacy of these offers and the impact upon the orderly liquidation of the Partnership.

Medicare is a federal entitlement program and Medicaid (the source of the majority of the Partnership's revenue) represents an entitlement program administered differently by each state which is partially funded by the Federal government. In August 1993, Congress enacted Title XIII of OBRA 93. This act, among other things, taxed social security benefits received by the elderly and further limited payments under state Medicaid programs for which federal matching would be permitted. In October 1993, the Health Care Financial Administration (HCFA) implemented a freeze on Medicare reimbursement, which remains today, on routine cost limits, certain Part B ancillaries and prospective payment system rates. In addition, HCFA eliminated the return on equity component of the reimbursement rate. Further, by the end of 1993, several states, because of federal actions and/or budgetary difficulties, had either taken action to curtail the growth in entitlement programs and/or had indicated that future action was possible. The latest concept appears to be "block grants" to the states. What this means to nursing facilities cannot currently be determined.

Despite the fact that health care reform proposals at the federal level have been significantly reduced, activities at the state level continue and are encouraged by HCFA. An example of state level action is Oregon's plan, the location of the Partnership's Hearthside and South Salem facilities, to convert its Medicaid reimbursement system to a managed care program administered by third parties such as Blue Cross/Blue Shield. The effect on reimbursement cannot currently be determined by management of the Partnership.

The Partnership has no established credit lines with outside lending sources and relies solely on cash flow and cash reserves to conduct Partnership business. There are no material commitments for capital improvements at the remaining facilities.

The Partnership's continued existence is dependent upon its ability to: (i) generate sufficient cash flow to meet its obligations on a timely basis; and
(ii) obtain additional sources of funding as may be required. As stated above, the Partnership will entertain offers to sell any or all of its three remaining facilities and, if accepted and closed, plans to liquidate in an orderly fashion.

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is effective for fiscal years beginning after December 15, 1995. Since the Partnership has already recognized impairment losses, effectively adjusting the carrying value of its long-lived assets, as of December 31, 1994, to estimated net realizable value, no significant adjustment from net realizable value to fair value is expected.





                          PART II.  OTHER INFORMATION



ITEMS 1-5.

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A)  Exhibits.

     27 - Financial Data Schedule (for SEC use only)

(B)  Reports on Form 8-K.

     None during the first quarter of 1996

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





                                        QUEST HEALTH CARE INCOME
                                        FUND I, L.P.
                                        (Registrant)


                                        By:  QUEST RESCUE PARTNERS  I-1, L.P.
                                                            General Partner

                                        By:  QUEST RESCUE PARTNERS  I-1 CORP,


Date:   May 17, 1996                    By:/s/ Stuart C. Berry
      ----------------                     -------------------------------
                                           Executive Vice President/CFO

                                        By:/s/ Michael G. Hunter
                                           -------------------------------
                                           President