Form 10-Q
period 1996-06-30
QUEST HEALTH CARE INCOME FUND I LP
filed 1996-08-19
CIK 797504

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   June 30, 1996
                                            --------------

                                       OR


 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from               to
                                           -------------    --------------

            Commission file number   0-18158
                                  -------------


                        QUEST HEALTH CARE INCOME FUND I, L.P.
- --------------------------------------------------------------------------------

            Formerly: Southmark/CRCA Health Care Income Fund I, L.P.
            --------------------------------------------------------

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


                         PART I. FINANCIAL INFORMATION





ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                                             June 30,          December 31,
                                                                           ------------        ------------
                                                                               1996                1995
                                                                           ------------        ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                $ 1,631,866          $ 1,546,363
   Accounts receivable, net of allowance
      for doubtful accounts of $24,780 and
      $ 21,780 at June 30, 1996 and
      December 31, 1995, respectively                                           948,290              998,120
   Prepaid expenses                                                              71,789              279,088
                                                                             ----------           ----------

         Total current assets                                                 2,651,945            2,823,571
                                                                             ----------           ----------

PROPERTY AND EQUIPMENT, at cost
   Land                                                                         240,617              240,617
   Buildings and improvements                                                 1,872,215            1,872,215
   Equipment and furnishings                                                    883,187              862,217
                                                                             ----------           ----------
                                                                              2,996,019            2,975,049
   Less accumulated depreciation and amortization                             2,243,934            2,221,555
                                                                             ----------           ----------

      Net property and equipment                                                752,085              753,494
                                                                             ----------           ----------

TOTAL ASSETS                                                                $ 3,404,030          $ 3,577,065
                                                                             ==========           ==========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                                 BALANCE SHEETS



                        LIABILITIES AND PARTNERS' EQUITY




                                                                          June 30,          December 31,
                                                                       -------------        ------------
                                                                           1996                 1995
                                                                       -------------        ------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                                 $    10,575          $    10,086
   Trade accounts payable                                                   315,211              315,367
   Accrued compensation                                                     254,828              254,743
   Accrued insurance                                                         12,947              204,640
   Estimated third party settlements                                        113,839               76,029
   Other                                                                     87,965               90,414
   Payable to Quest and affiliates                                           28,491               10,490
                                                                         ----------           ----------

         Total current liabilities                                          823,856              961,769


LONG-TERM DEBT, less current maturities                                       1,862                7,275
                                                                         ----------           ----------

         Total liabilities                                                  825,718              969,044
                                                                         ----------           ----------


PARTNERS' EQUITY:
   Limited Partners                                                       2,743,672            2,773,084
   General Partner                                                         (165,360)            (165,063)
                                                                         ----------           ----------

        Total partners' equity                                            2,578,312            2,608,021
                                                                         ----------           ----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                  $ 3,404,030          $ 3,577,065
                                                                         ==========           ==========





The financial information included herein has been prepared by management
without audit by independent public accountants.   See notes to financial
statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF OPERATIONS





                                                             For the                               For the
                                                        Three Months Ended                    Six Months Ended
                                                              June 30,                             June 30,
                                                    --------------------------           -------------------------
                                                      1996              1995               1996             1995
                                                    --------          --------           --------         --------
REVENUES:
   Operating revenue                                $1,947,456        $1,783,232        $ 3,897,239       $ 5,970,999
   Interest income                                      13,096            19,334             26,768            28,428
   Gain on sale                                              -                 -                  -           103,988
                                                     ---------         ---------          ---------         ---------

         Total revenues                              1,960,552         1,802,566          3,924,007         6,103,415
                                                     ---------         ---------         ----------        ----------

EXPENSES:
   Wages & salaries                                    945,738           928,588          1,893,164         3,074,764
   Payroll tax & employee benefits                     215,633           240,624            433,610           718,561
   Supplies                                            230,830           213,076            474,102           606,120
   Other operating expenses                             92,535           136,208            229,252           552,381
   Ancillary services                                  164,924           158,736            376,689           412,660
   Health benefits                                      61,660            29,800            120,370           114,951
   Management fees                                      97,488            90,729            193,916           295,233
   Management fees-affiliate                            19,498            18,145             38,783            57,425
   Property taxes                                       12,267            17,216             28,637            50,450
   Interest                                                372               560                765            15,830
   Depreciation and amortization                        11,249            14,294             22,379            32,792
   Partnership administration                           80,128           131,151            142,049           252,128
                                                     ---------         ---------          ---------         ---------


         Total expenses                              1,932,322         1,979,127          3,953,716         6,183,295
                                                     ---------         ---------         ----------        ----------

Net income (loss)                                   $   28,230        $ (176,561)        $  (29,709)       $  (79,880)
                                                     =========         =========          =========         =========


Net income (loss) per Limited
   Partnership Unit                                 $      .11        $    ( .67)         $   ( .11)       $    ( .30)
                                                     =========         =========           ========         =========

Weighted average Limited Partnership
   Units outstanding                                   262,183           262,183            262,183           262,183
                                                     =========         =========          =========         =========



The financial information included herein has been prepared by management without audit by independent public accountants.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         STATEMENTS OF PARTNERS' EQUITY





                                                                                          Total
                                                  General           Limited              Partners'
                                                  Partner           Partners              Equity
                                                 ---------         ----------           ----------
Balance at December 31, 1994                     $(163,756)          $3,689,007          $3,525,251

Net loss                                              (799)             (79,081)            (79,880)
                                                  --------            ---------           ---------

Balance at June 30, 1995                         $(164,555)          $3,609,926          $3,445,371
                                                  ========            =========           =========




Balance at December 31, 1995                     $(165,063)          $2,773,084          $2,608,021

Net loss                                              (297)             (29,412)            (29,709)
                                                  --------            ---------           ---------

Balance at June 30, 1996                         $(165,360)          $2,743,672          $2,578,312
                                                  ========            =========           =========





The financial information included herein has been prepared by management
without audit by independent public accountants.   See notes to financial
statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS



                                                                       Six Months Ended
                                                                            June 30,
                                                                  -----------------------------
                                                                     1996                1995
                                                                  ---------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from residents and
      government agencies                                          $ 3,947,069         $ 5,891,358
   Cash paid to suppliers and
      employees                                                     (3,834,797)         (6,136,719)
   Interest received                                                    26,768              28,428
   Interest paid                                                          (765)            (15,830)
   Property taxes paid                                                 (26,878)            (76,835)
                                                                     ---------           ---------

Net cash provided by (used in)
   operating activities                                                111,397            (309,598)
                                                                    ----------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of facilities                                          -           2,734,651
   Additions/retirements to property
      and equipment                                                    (20,970)             (3,755)
                                                                     ---------           ---------

Net cash used in investing activities                                  (20,970)          2,730,896
                                                                     ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on long-term debt                                 (4,924)           (608,195)
                                                                    ----------           ---------

Net cash provided by financing
   activities                                                           (4,924)           (608,195)
                                                                    ----------           ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                   85,503           1,813,103

Cash and cash equivalents at beginning of
   period                                                            1,546,363             270,593
                                                                     ---------           ---------

Cash and cash equivalents at end of period                          $1,631,866          $2,083,696
                                                                     =========           =========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS




                                                                        Six Months Ended
                                                                            June 30,
                                                                  -----------------------------
                                                                     1996               1995
                                                                  ---------           ---------
RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:


   Net loss                                                          $ (29,709)         $  (79,880)

   Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating  activities

         Gain on sale of facilities                                          -            (103,988)
         Depreciation and amortization                                  22,379              32,792

         Cash provided (used) by changes in
           assets and liabilities:

           Accounts receivable                                          49,830             (79,641)

           Prepaid expenses                                            207,299             371,389

           Accounts payable and accrued
              liabilities                                             (156,403)           (429,508)

           Payable to Quest and affiliates                              18,001             (20,762)
                                                                     ---------           ---------


Net cash provided by (used in)
   operating activities                                             $  111,397          $ (309,598)
                                                                     =========           =========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1996

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

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are covered by the Federal Deposit Insurance Corporation (FDIC). At June 30, 1996, the Partnership maintained cash balances at these banks aggregating $1,481,648 in excess of the $100,000 FDIC insured maximum.

Included in cash and cash equivalents is $1,503,100 invested in repurchase agreements with underlying United States government backed securities, which have original maturities of less than 30 days.

NOTE 3  TRANSACTIONS WITH AFFILIATES

The Partnership Agreement provides for payment of property management fees based on 6% of gross property operating revenue. Quest Administrative Services, L.P., (QASLP), an affiliate of Quest, receives 1% of gross operating revenue relating to services provided directly to the facilities. Total payments to QASLP under this contract for the six month periods ended June 30, 1996 and 1995 were $38,783 and $57,425, respectively.

Quest, in an effort to continue certain health benefits for Partnership employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated by VEBA and ERISA. Amounts contributed to the Trust by the Partnership and Partnership employees are strictly for the benefit of employees of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administration and employee medical claims. Quest has engaged a claims pre-certification organization to review all claims made by the Partnership's employees. Approximately $120,370 and $114,951 were recorded under this arrangement for the six month periods ended June 30, 1996 and 1995, respectively. The Trust is administered by an affiliate of Quest, however, no profits accrue to the benefit of either the affiliate or Quest.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 4  LITIGATION


In December 1994, the Partnership received a Notice and Demand for Payment from the Idaho State Tax Commission resulting from sales tax audits for approximately $90,000. The Partnership is discussing a settlement of this matter and has recorded a provision of approximately $67,000 in the Partnership's Financial Statements. Management is of the opinion that the final resolution will not have a material adverse effect on the Partnership's
financial position.   As a result of selling facility interests in 1995, the
liability and reserve were reduced to $36,410 and $27,308, respectively. The State of Idaho has still not responded to the Partnership. The Partnership is involved in certain other routine litigation incidental to business.

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

The pro forma condensed financial information does not purport to present what actual results of operations would have been if the transactions previously described had occurred on such dates or to project results for any future period. It is management of the Partnership's belief that all adjustments necessary to reflect the effects of the sales have been made.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 6 PRO FORMA INFORMATION (UNAUDITED) continued

                PRO FORMA CONDENSED STATEMENT OF OPERATIONS (B)
                     For the Six Months Ended June 30, 1995
                            (Unaudited in thousands)

                                                Historical               Adjustments               Pro Forma
                                              --------------           --------------            -------------
Revenues:                                      $    5,999               $   (2,346)(A)            $    3,653
                                                   ------                  --------                   ------

Expenses:
 Wages and salaries                            $    3,075               $   (1,225)(A)            $    1,850
 Operating expenses                                 2,405                     (894)(A)                 1,511
 Management fees                                      295                     (116)(A)                   179
 Management fees affiliate                             57                      (22)(A)                    35
 Property taxes and interest                           66                      (31)(A)                    35
 Depreciation and amortization                         33                       (1)(A)                    32
 Partnership administration                           252                        -                       252
                                                    ------                 --------                   ------
                                                    6,183                   (2,289)                    3,894
                                                    ------                 --------                   ------

Net income (loss) (B)                          $     (184)               $     (57)                $    (241)
                                                   ======                     =====                    =====

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

                                     PART 1

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


Revenue:

In February 1995, the Partnership's interest in seven facilities were sold. Therefore, the revenues and expenses for the six months ended June 30, 1996 are not directly comparable to the same period in 1995. For the current six month period, on a pro forma basis, the three remaining facilities, Burley, Hearthside and South Salem increased revenues $272,398. Over $60,000 of this
increase is related to Medicare utilization at Hearthside.   The remaining
increase relates to increased ancillary utilization and changes in patient mix. Revenue in the first six months of 1995 included $2,346,198 related to the interests in seven facilities sold by the Partnership in 1995.

All resident receivables are recorded at their original face amount and are due and payable under "normal" market terms and conditions. In the event of non-collection, the ultimate loss to the Partnership would be limited to the recorded balance of the receivables as shown in the balance sheet.

The significant components of accounts receivable at June 30, 1996 and December 31, 1995 are:

                                                     1996                      1995
                                                   --------                  --------
Medicaid                                               36%                      52%
Private Pay                                            20%                      11%
VA, Medicare and Other                                 44%                      37%
                                                     -------                 --------
                                                      100%                     100%
                                                     =======                 ========


Payments by both the state and federal governments are normally received within 60-90 days. The sources of patient revenues for the six month period ended June 30, 1996 and 1995 are:

                                                      1996                     1995
                                                   --------                 --------
Medicaid                                               56%                      59%
Private Pay                                            15%                      18%
VA, Medicare and Other                                 29%                      23%
                                                   --------                  --------
                                                      100%                     100%
                                                    ========                 ========

Expenses:

On a pro forma basis expenses, excluding partner administration costs, for the six month period ended June 30, 1996 increased $59,358, when compared to the same period in 1995. The primary reasons for these increases were increased ancillary and supplies utilization, salary increases and workers compensation rate increases. Salary increases were driven by market forces and as a result of final rules published relating to OBRA 1987 requiring increased staffing levels. Partnership administration expense was significantly less than the comparable period in 1995 due to a decrease in outside professional fees.

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

In addition the purchaser assumed debt related to equipment of approximately $102,000. Total consideration was, therefore, $3,253,905. The Partnership made a final determination of adjusted working capital when the Partnership's accountants completed certain agreed upon procedures, during the third quarter of 1995. A distribution of $786,489 to the limited partners was made during the third quarter of 1995.

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

Liquidity and Capital Resources:

At June 30, 1996, the Partnership held cash and cash equivalents of $1,631,866, which represents a increase of $85,503 since December 31, 1995. The cash increase is due primarily to cash from operating activities. The cash position of the Partnership remains highly variable. While the Partnership's remaining facilities have shown improvement, cash is being conserved wherever possible to be used for capital improvements, payment of property taxes, and any potential paybacks to Medicare and Medicaid that may arise.

The Partnership is seeking to liquidate the Partnership's interests in its remaining facilities. In recent months, the Partnership has received several expressions of interest in acquiring certain of the Partnership's remaining facilities interests and is currently attempting to negotiate a contact for the sale of one facility.

Medicare is a federal entitlement program and Medicaid (the source of the majority of the Partnership's revenue) represents an entitlement program administered differently by each state which is partially funded by the Federal government. In August 1993, Congress enacted Title XIII of OBRA 93. This act, among other things, taxed social security benefits received by the elderly and further limited payments under state Medicaid programs for which federal matching would be permitted. In October 1993, the Health Care Financial Administration (HCFA) implemented a freeze on Medicare reimbursement, which remains today, on routine cost limits, certain Part B ancillaries and prospective payment system rates. In addition, HCFA eliminated the return on equity component of the reimbursement rate. Further, by the end of 1993, several states, because of federal actions and/or budgetary difficulties, had either taken action to curtail the growth in entitlement programs and/or had indicated that future action was possible. The latest concept continues to be "block grants" to the states. What this means to nursing facilities cannot currently be determined.

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

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which became effective for fiscal years beginning after December 15, 1995. Since the Partnership has already recognized impairment losses, effectively adjusting the carrying value of its long-lived assets, as of December 31, 1994, to estimated net realizable value, no significant adjustment from net realizable value to fair value is expected.





                          PART II.  OTHER INFORMATION



ITEMS 1-5

                                      None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits.

            Exhibit 27 - Financial Data Schedule (for SEC use only)

(B)  Reports on Form 8-K.

     None during the second quarter of 1996.

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




                                        QUEST HEALTH CARE INCOME
                                        FUND I, L.P.
                                        (Registrant)


                                        By:  QUEST RESCUE PARTNERS  I-1, L.P.
                                             General Partner

                                        By:  QUEST RESCUE PARTNERS  I-1 CORP,


Date:   August 16, 1996                 By:/s/ Stuart C. Berry
     ------------------                    -----------------------------
                                           CEO

                                        By:/s/ Stuart C. Berry
                                           -----------------------------
                                           CFO