Form 10-Q
period 1996-09-30
QUEST HEALTH CARE INCOME FUND I LP
filed 1996-11-19
CIK 797504

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  September 30, 1996
                                         --------------------------------------

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                   to
                                         ------------------   -----------------
          Commission file number   0-18158
                                ------------------


                  QUEST HEALTH CARE INCOME FUND I, L.P.
-------------------------------------------------------------------------------

            Formerly: Southmark/CRCA Health Care Income Fund I, L.P.
            --------------------------------------------------------

              Delaware                                   58-1697906
-------------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)


        1117 Perimeter Center West  E-210 Atlanta, GA 30338
-------------------------------------------------------------------------------
        (Address of principal executive offices)    (Zip code)


Registrant's telephone number, including area code       (770) 617-1014
                                                   ----------------------------

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X     No
                                            ---       ---

                             There are no exhibits.

                               TOTAL OF 14 PAGES

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                                 BALANCE SHEETS

                         PART I. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                          Sept. 30,          December 31,
                                                         -----------         ------------
                                                             1996                1995
                                                         -----------         ------------
CURRENT ASSETS:
   Cash and cash equivalents                             $ 1,703,290          $ 1,546,363
   Accounts receivable, net of allowance
      for doubtful accounts of $25,530 and
      $21,780 at September 30, 1996 and
      December 31, 1995, respectively                        970,164              998,120
   Prepaid expenses                                           46,406              279,088
                                                         -----------          -----------

         Total current assets                              2,719,860            2,823,571
                                                         -----------          -----------
PROPERTY AND EQUIPMENT, at cost
   Land                                                      240,617              240,617
   Buildings and improvements                              1,872,215            1,872,215
   Equipment and furnishings                                 884,750              862,217
                                                         -----------          -----------
                                                           2,997,582            2,975,049
   Less accumulated depreciation and amortization          2,255,212            2,221,555
                                                         -----------          -----------

      Net property and equipment                             742,370              753,494
                                                         -----------          -----------

TOTAL ASSETS                                             $ 3,462,230          $ 3,577,065
                                                         ===========          ===========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                                 BALANCE SHEETS



                        LIABILITIES AND PARTNERS' EQUITY




                                                         Sept. 30,            December 31,
                                                       -----------         --------------
                                                           1996                  1995
                                                       -----------         --------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                $     9,886         $     10,086
   Trade accounts payable                                  263,868              315,367
   Accrued compensation                                    250,507              254,743
   Accrued insurance                                        44,358              204,640
   Estimated third party settlements                       187,082               76,029
   Other                                                   185,363               90,414
   Payable to Quest and affiliates                          74,867               10,490
                                                       -----------         ------------

         Total current liabilities                       1,015,931              961,769


LONG-TERM OBLIGATIONS, less current maturities                   -                7,275
                                                       -----------         ------------

         Total liabilities                               1,015,931              969,044
                                                       -----------         ------------

PARTNERS' EQUITY:
   Limited Partners                                      2,612,979            2,773,084
   General Partner                                        (166,680)            (165,063)
                                                       -----------         ------------

        Total partners' equity                           2,446,299            2,608,021
                                                       -----------         ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                 $ 3,462,230          $ 3,577,065
                                                        ==========           ==========





The financial information included herein has been prepared by management
without audit by independent public accountants.   See notes to financial
statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF OPERATIONS





                                                             For the                               For the
                                                        Three Months Ended                    Nine Months Ended
                                                            September 30,                      September 30,
                                                    ---------------------------        ------------------------------
                                                      1996              1995               1996             1995
                                                    --------          ---------        -----------       ------------
REVENUES:
   Operating revenue                                $1,976,960        $1,917,047        $ 5,874,199       $ 7,888,046
   Interest income                                      15,793            23,490             42,561            51,918
   Gain on sale                                              -                 -                  -           103,988
                                                    ----------        ----------        -----------       -----------
         Total revenues                              1,992,753         1,940,537          5,916,760         8,043,952
                                                    ----------        ----------        -----------       -----------
EXPENSES:
   Wages & salaries                                    983,386           996,877          2,876,550         4,071,641
   Payroll tax & employee benefits                     224,593           242,132            658,203           960,693
   Supplies                                            249,249           165,305            723,351           771,425
   Other operating expenses                            165,122           118,923            394,374           671,304
   Ancillary services                                  170,098           219,573            546,787           632,233
   Health benefits                                      64,440            29,590            184,810           144,541
   Management fees                                     101,479            96,218            295,395           391,451
   Management fees-affiliate                            20,860            19,244             59,643            76,669
   Property taxes                                       14,078            17,217             42,715            67,667
   Interest                                                276               505              1,041            16,335
   Depreciation and amortization                        11,278            12,346             33,657            45,138
   Partnership administration                          119,907            67,845            261,956           319,973
                                                    ----------        ----------        -----------       -----------

      Total expenses                                 2,124,766         1,985,775          6,078,482         8,169,070
                                                    ----------        ----------        -----------       -----------

Net income (loss)                                   $ (132,013)       $  (45,238)       $  (161,722)      $  (125,118)
                                                    ==========        ==========        ===========       ===========

Net income (loss) per Limited
   Partnership Unit                                 $     (.50)       $    (.170)       $      (.61)      $      (.47)
                                                    ==========        ==========        ===========       ===========
Weighted average Limited Partnership
   Units outstanding                                   262,183           262,183            262,183           262,183
                                                    ==========        ==========        ===========       ===========




The financial information included herein has been prepared by management without audit by independent public accountants.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         STATEMENTS OF PARTNERS' EQUITY





                                                                       Total
                                    General        Limited           Partners'
                                    Partner        Partners           Equity
                                   ----------     -----------      -----------
Balance at December 31, 1994       $(163,756)      $3,689,007       $3,525,251

Net loss                              (1,251)        (123,867)        (125,118)

Distributions                              -         (786,489)        (786,489)
                                   ---------       ----------       ----------
Balance at September 30, 1995      $(165,007)      $2,778,651       $2,613,644
                                   =========       ==========       ==========




Balance at December 31, 1995       $(165,063)      $2,773,084       $2,608,021

Net loss                              (1,617)        (160,105)        (161,722)
                                   ---------       ----------       ----------

Balance at September 30, 1996      $(166,680)      $2,612,979       $2,446,299
                                   =========       ==========       ==========





The financial information included herein has been prepared by management
without audit by independent public accountants.   See notes to financial
statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS




                                                        Nine Months Ended
                                                         September 30,
                                                   ---------------------------
                                                       1996           1995
                                                   -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from residents and
      government agencies                           $5,902,155      $8,121,154
   Cash paid to suppliers and
      employees                                     (5,729,863)     (8,008,143)
   Interest received                                    42,561          51,918
   Interest paid                                        (1,040)        (16,335)
   Property taxes paid                                 (26,878)        (76,835)
                                                    ----------      ----------
Net cash provided by
   operating activities                                186,935          71,759
                                                    ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of facilities                          -       2,734,651
   Additions/retirements to property
      and equipment                                    (22,533)         (3,755)
                                                    ----------      ----------
Net cash provided by (used in)
   investing activities                                (22,533)      2,730,896
                                                    ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to partners                                 -        (786,489)
   Principal payments on long-term debt                 (7,475)       (610,516)
                                                    ----------      ----------
Net cash used in financing
   activities                                           (7,745)     (1,397,005)
                                                    ----------      ----------
INCREASE IN CASH AND
   CASH EQUIVALENTS                                    156,927       1,405,650

Cash and cash equivalents at beginning of
   period                                            1,546,363         270,593
                                                    ----------      ----------
Cash and cash equivalents at end of period          $1,703,290      $1,676,243
                                                     =========       =========




The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS



                                                        Nine Months Ended
                                                           September 30,
                                                     -------------------------
                                                       1996             1995
                                                     ---------       ---------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:


   Net loss                                          $(161,722)      $(125,118)

   Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating  activities:

         Gain on sale of facilities                          -        (103,988)
         Depreciation and amortization                  33,657          45,138

   Cash provided (used) by changes in
           assets and liabilities:

           Accounts receivable                          27,956         233,108

           Prepaid expenses                            232,682         442,773

           Accounts payable and accrued
              liabilities                              (10,015)       (371,765)

           Payable to Quest and affiliates              64,377         (48,389)
                                                     ---------       ---------

Net cash provided by
   operating activities                              $ 186,935       $  71,759
                                                     =========       =========





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996

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

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are covered by the Federal Deposit Insurance Corporation (FDIC). At September 30, 1996, the Partnership maintained cash balances at these banks aggregating $1,573,808 in excess of the $100,000 FDIC insured maximum.

Included in cash and cash equivalents is $633,100 invested in repurchase agreements with underlying United States government backed securities, which have original maturities of less than 30 days.

NOTE 3  TRANSACTIONS WITH AFFILIATES

The Partnership Agreement provides for payment of property management fees based on 6% of gross property operating revenue. An affiliate of Quest receives 1% of gross operating revenue relating to services provided directly to the facilities. Total payments under this contract for the nine month periods ended September 30, 1996 and 1995 were $59,643 and $76,669, respectively.

Quest, in an effort to continue certain health benefits for Partnership employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated by VEBA and ERISA. Amounts contributed to the Trust by the Partnership and Partnership employees are strictly for the benefit of employees of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administration and employee medical claims. Quest has engaged a claims pre-certification organization to review all claims made by the Partnership's employees. Approximately $184,810 and $144,541 were recorded under this arrangement for the nine month periods ended September 30, 1996 and 1995, respectively. The Trust is administered by an affiliate of Quest, however, no profits accrue to the benefit of either the affiliate or Quest.

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

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 6 PRO FORMA INFORMATION (UNAUDITED) continued

                PRO FORMA CONDENSED STATEMENT OF OPERATIONS (B)
                  For the Nine Months Ended September 30, 1995
                            (Unaudited in thousands)

                                      Historical      Adjustments     Pro Forma
                                     -----------     -------------    ---------
Revenues:                              $7,940         $(2,346)(A)      $5,594
                                       ------         -------          ------
Expenses:
 Wages and salaries                    $4,072         $(1,225)(A)      $2,847
 Operating expenses                     3,180            (894)(A)       2,286
 Management fees                          391            (116)(A)         275
 Management fees affiliate                 77             (22)(A)          55
 Property taxes and interest               84             (31)(A)          53
 Depreciation and amortization             45              (1)(A)          44
 Partnership administration               320               -             320
                                       ------         -------          ------
                                        8,169          (2,289)          5,880
                                       ------         -------          ------

Net income (loss) (B)                  $ (229)        $   (57)         $ (286)
                                       ======         =======          ======

   (A) The pro forma adjustments remove revenues and expenses directly related to the interests in seven nursing homes sold to an unaffiliated third party on February 28, 1995.

   (B) The historical statement of operations for the period ended September 30,1995 includes a gain from the sale of a facility of $104, in thousands. This amount is not included in the above pro forma condensed statement of operations due to its non-recurring nature.

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

                                     PART 1

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


Revenue:

In February 1995, the Partnership's interest in seven facilities were sold. Therefore, the revenues and expenses for the nine months ended September 30, 1996 are not directly comparable to the same period in 1995. For the current nine month period, on a pro forma basis, the three remaining facilities, Burley, Hearthside and South Salem increased revenues $332,311. The majority of this increase came from Hearthside and South Salem, reflecting changing patent mix and improved reimbursements. Revenue in the first nine months of 1995 included $2,346,198 related to the interests in seven facilities sold by the Partnership in 1995.

All resident receivables are recorded at their original face amount and are due and payable under "normal" market terms and conditions. In the event of non-collection, the ultimate loss to the Partnership would be limited to the recorded balance of the receivables as shown in the balance sheet.

The significant components of accounts receivable at September 30, 1996 and December 31, 1995 are:

                                                     1996           1995
                                                    ------         ------
Medicaid                                              35%            52%
Private Pay                                           21%            11%
VA, Medicare and Other                                44%            37%
                                                     ---            ---
                                                     100%           100%
                                                     ===            ===


Payments by both the state and federal governments are normally received within 60-90 days. The sources of patient revenues for the nine month period ended September 30, 1996 and 1995 are:

                                                     1996           1995
                                                    ------         ------
Medicaid                                              56%            58%
Private Pay                                           16%            19%
VA, Medicare and Other                                28%            23%
                                                     ---            ---
                                                     100%           100%
                                                     ===            ===

Expenses:

On a pro forma basis expenses, for the nine month period ended September 30, 1996 increased $198,351, when compared to the same period in 1995. The primary reasons for these increases were salary increases and staffing increases. Salary increases were driven by market forces and as a result of final rules published relating to OBRA 1987, staffing levels increased. The new Federal Minimum Wage Laws are not expected to materially effect the Partnership as most employees already earned more than the newly established minimum wage. Partnership administration expense was significantly less than the comparable period in 1995 due to a decrease in outside professional fees. For the three month period ended September 30, 1996 Partnership Administration expense increased mostly as the result of differences between when expenses were recognizable in the second and third quarters of 1996 versus the comparable periods in 1995. In addition, legal expenses have been incurred associated with negotiation of contracts to acquire Hearthside.

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

The explosive nationwide growth in Ancillary expenditures funded through the Medicare system has raised the level of scrutiny of the expense areas by HCFA. The Partnership believes it has complied with the regulation of the ancillary expense. However, should HCFA substantially revise the ancillary programs or reimbursement rates, the Partnership revenues could be substantially impacted as well. The actual effect cannot be determined until HCFA or Congress makes more specific knowledge available.

Liquidity and Capital Resources:

At September 30, 1996, the Partnership held cash and cash equivalents of $1,703,290, which represents an increase of $156,927 since December 31, 1995. The cash increase is due primarily to cash from operating activities. The cash position of the Partnership remains highly variable. While the Partnership's remaining facilities have shown improvement, cash is being conserved wherever possible to be used for capital improvements, payment of property taxes, and any potential paybacks to Medicare and Medicaid that may arise.

The Partnership is seeking to liquidate the Partnership's interests in its remaining facilities. During the third quarter of 1996, the Partnership has been entertaining competing offers for the Hearthside facility. It is expected a contract will be executed with the winning offerer before the end of 1996. The Partnership has also received an offer on South Salem and certain interest in Burley and Comanche View.

Medicare is a federal entitlement program and Medicaid (the source of the majority of the Partnership's revenue) represents an entitlement program administered differently by each state which is partially funded by the Federal government. In August 1993, Congress enacted Title XIII of OBRA 93. This act, among other things, taxed social security benefits received by the elderly and further limited payments under state Medicaid programs for which federal matching would be permitted. In October 1993, the Health Care Financial Administration (HCFA) implemented a freeze on Medicare reimbursement on routine cost limits, certain Part B ancillaries and prospective payment system rates. In addition, HCFA eliminated the return on equity component of the reimbursement rate. Further, by the end of 1993, several states, because of federal actions and/or budgetary difficulties, had either taken action to curtail the growth in entitlement programs and/or had indicated that future action was possible. The latest concept continues to be "block grants" to the states. What this means to nursing facilities cannot currently be determined.

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

Effective as of September 30, 1996, Michael G. Hunter, president and a director of the general partner of the general partner of the Partnership, resigned his positions with such entity and is no longer involved in the management of the Partnership.





                          PART II.  OTHER INFORMATION



ITEMS 1-5

                                      None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits.

        Exhibit 27 - Financial Data Schedule (for SEC use only)

(B)  Reports on Form 8-K

        None during the third quarter of 1996.

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





                                        QUEST HEALTH CARE INCOME
                                        FUND I, L.P.
                                        (Registrant)


                                        By:  QUEST RESCUE PARTNERS  I-1, L.P.
                                             General Partner

                                        By:  QUEST RESCUE PARTNERS  I-1 CORP,


Date: November 18, 1996                 By:/s/ Stuart C. Berry
      -----------------                 -----------------------------------
                                        CEO/CFO