Form 10-K405
period 1996-12-31
QUEST HEALTH CARE INCOME FUND I LP
filed 1997-03-31
CIK 797504

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996).

            For the fiscal year ended December 31, 1996

                                     OR
 ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                   to
                                           -----------------    ----------------
            Commission file number   0-18158
                                   ------------

                      QUEST HEALTH CARE INCOME FUND I, L.P.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                                   58-1697906
-----------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)


          1117 Perimeter Center West  Suite E-210  Atlanta, GA 30338
-----------------------------------------------------------------------------
            (Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code       (770) 671-1014
                                                  ---------------------------
         Formerly: Southmark/CRCA Health Care Income Fund I, L.P.
-----------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:
----------------------------------------------------------



      Title of each class          Name of each exchange on which registered
            None                                      None
  -------------------------    -----------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:
----------------------------------------------------------

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

Documents Incorporated by Reference:  See Page 32
Exhibit Index:  See Page 32-34

                               TOTAL OF 35 PAGES

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

The Partnership's primary business and only industry segment is to own, invest in, operate and ultimately dispose of a diversified portfolio of healthcare related real properties for the benefit of its Partners. At December 31, 1996, the Partnership held interests in four nursing home properties as described in
Item 2 below and the Partnership employed approximately 281 full and part time persons, including administrative, nursing, dietary, laundry, housekeeping, social services and maintenance personnel.

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

During 1995, the final regulations pertaining to OBRA 87 were instituted. OBRA 87 contained, among other things, new stringent survey requirements with severe penalties for non-compliance. In 1996, the expenses of the facilities increased as a result of increased personnel costs necessary to comply with
OBRA 87.   The Partnership's facilities that provide skilled care are certified to receive benefits under the Federal Health Insurance for the Aged Act (Medicare) and under joint Federal and state funded programs administered by the various states to provide medical assistance to the indigent, known generally as Medicaid. Benefits under Medicare are for skilled care only. However, Medicaid plans provide for different levels of reimbursement, depending upon the level of care and services rendered.

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

The following table sets forth information regarding the average daily census and sources of patient revenues at the Partnership's facilities:


                                           Average Daily Census                 Revenues for
                                              for Year End                       Year Ended
                                               December 31,                      December 31,
                                  ------------------------------------     -----------------------
                                    1994          1995          1996        1994     1995     1996
                                  ---------     --------       -------     -------  -------  ------
Medicaid                           430  70%     139  69%     142   71%        63%     59%     57%
Private Pay                        146  24%      42  21%      39   19%        20%     18%     17%
VA, Medicare and  Other             40   6%      20  10%      20   10%        17%     23%     26%
                                   --- ---      --- ---      ---  ---        ---     ---    ----
                                   616 100%     201 100%     201  100%       100%    100%    100%
                                   === ===      === ===      ===  ===        ===     ===    ====
Overall Occupancy  Rate                 84%          87%           88%
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

ITEM 2  PROPERTIES

The following table sets forth the investment portfolio of the Partnership at December 31, 1996. The buildings and the land on which they are located are owned by the Partnership and its majority owned partnerships in fee.

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

ITEM 2  PROPERTIES continued

                                                              Properties      Occupancy
                                                               at net            Rate               Date
Property                           Description               book value        for 1996           Acquired
--------                           -----------               ----------       ----------          --------
Burley Care Center                 Skilled Care
Burley, Idaho                      Nursing Home
                                   68 Licensed Beds            $477,414             80%         June 1987


Hearthside Care Center             Intermediate Care
Coos Bay, Oregon                   Nursing Home
                                   92 Licensed Beds            $132,453             89%         June 1987


South Salem                        Intermediate Care
Care Center                        Nursing Home
Salem, Oregon                      70 Rentable Beds             $53,490             93%         June 1987


Comanche View                      Intermediate
Nursing Home                       Care Nursing Home
Ft. Stockton, Texas                58 Rentable Beds             $75,171             Closed      August 1987

                                                               $738,528
------------------------------------------                      =======
TOTAL:  4 Nursing Homes                        288 Beds


ITEM 3  LEGAL PROCEEDINGS


The State of Idaho sought a deficiency lien against the Partnership's Idaho facility for sales and use taxes for periods prior to ownership by the
Partnership.  The total amount of the state claim is $36,410.   Management of
the Partnership is discussing a settlement of this matter with the state and has recorded a provision of $27,308 in the Partnership's Financial Statements. Management is of the opinion that the final resolution will not have a material adverse effect on the Partnership's financial position. The Partnership plans to continue to vigorously defend against these claims. As of year end 1996, the state was reassessing their position relative to these claims.

A wrongful termination complaint against one of the Partnership facilities is proceeding as expected. Management believes the complaint is without merit and other than the cost of defending against the claim, no material impact on the Partnership is expected.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None during the fourth quarter of 1996.

                                    Part II
ITEM 5 MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED SECURITY HOLDER MATTERS

(A) No established public trading market for the Units exists nor is one expected to develop.

(B)  Title of Class                               Number of Record Unit Holders
     --------------                               -----------------------------

     Limited Partnership Interests                3,258 as of February 28, 1997

(C) No cash distributions were made to the Limited Partners in 1990, 1991, 1992, 1993, 1994, or 1996. Cash distributions of $786,489 and $585,713 were made to the Limited Partners in the years ended December 31, 1995 and 1989,
respectively.   No distributions have been made to the General Partner.  See the Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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



                                                                 Years ended December 31,
                                     -------------------------------------------------------------------------------
Statements of Operations                1996             1995             1994             1993             1992
------------------------             ----------       -----------      -----------      ----------       -----------
Operating revenue                    $ 7,768,372      $ 9,806,965      $20,482,437      $19,322,743      $18,752,220
Net loss                                (396,451)        (130,741)      (5,780,917)      (2,272,373)        (586,809)
Net loss per                                                   (1)              (2)              (3)
  weighted average Limited
  Partnership Unit                         (1.50)            (.49)          (21.83)           (8.58)           (2.22)
Distributions paid per                                         (1)              (2)              (3)
  weighted average Limited
  Partnership Unit                           -0-             3.00             -0-               -0-              -0-

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

                                                                  As of December 31,
                                     --------------------------------------------------------------------------------
Balance Sheet                            1996             1995             1994             1993             1992
-------------                        -----------      -----------      -----------      -----------      ------------
Property & Equipment,net             $  738,528       $   753,494      $ 4,467,143      $10,122,142      $12,522,654
Total Assets                          3,249,976         3,577,065        7,245,423       12,587,006       15,480,701
Long-term obligations,
  less current maturities                     -             7,275           91,095          131,936          105,687
Partners' Equity                      2,211,570         2,608,021        3,525,251        9,306,168       11,578,541

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Certain statements in this Annual Report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in this section and in the section entitled "Business." Without limiting the foregoing, words such as "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Partnership undertakes no obligation to update these forward-looking statements to reflect future events or circumstances.

Results of Operations

During 1996, the Partnership continued its efforts to sell its remaining facilities. At year end, after extensive negotiations between competing offerors, the Partnership reached an agreement in principal, to sell the two Oregon facilities. Negotiations continue to sell the Idaho and Texas facilities.

In February 1995, the Partnership sold its interests in seven of its properties to an unaffiliated third party and recognized a gain of $103,988. In August 1995, $786,489 or $3/unit was distributed to the limited partners from sales proceeds.

Neither the general partner nor its affiliates received any remuneration or distributions from the sale of facilities.

Revenues:

Operating revenue for the twelve month period ended December 31, 1996 declined $2,038,593, primarily as a result of the facilities sold in 1995. On a pro forma basis, removing the affect of the sales, revenue increased approximately $312,000 for the period. This increase is derived from improved Medicaid occupancy at Hearthside and South Salem.

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

Operating revenues for 1994 included $359,075 related to Comanche View. Please see the discussion of the closure of the facility under "Expenses". Operating revenue in 1994 included $13,542,770 related to the seven sold properties.

Receivables from patients covered by Medicaid/Medicare do not present a significant credit risk as the Medicaid/Medicare system is federally financed.

Receivables are, however, subject to disallowance by Medicare and Medicaid upon audit. Such governmental audits are typically one to two years in arrears. Inflation is not a material factor due to the fact that the reimbursement rates are set by governmental agencies, however such agencies are not obligated to increase reimbursements at the rate of inflation.

The significant components of accounts receivable at December 31, 1995 and 1996 are:

                         1995         1996
                        ------       ------
Medicaid                   34%          32%
Private Pay                15%          21%
VA, Medicare & Other       51%          47%
                        ------       ------
                          100%         100%
                        ======       ======

Payments by both the state and federal governments are normally received within 60-90 days. As of December 31, 1996, the receivables of the Partnership, represent approximately 45 days of revenue.

EXPENSES:

For the twelve month period ended December 31, 1996, total expenses decreased $1,892,003, primarily the result of the sold facilities. On a pro forma basis, removing the affect of sales, total expenses increased $403,809. The majority of this increase related to increased staffing required by OBRA 87 and by wage competition from non-health care related employers.

For the twelve month period ended December 31, 1995, total expenses decreased $16,229,896. On a pro forma basis, eliminating the effect of the seven sold facility interests, expenses increased $288,284 in 1995 as compared to the same period in 1994. This is primarily the result of costs associated with increased Medicare utilization and OBRA 87 driven personnel costs. Supply and ancillary expense increased as a result of increased occupancy and Medicare utilization. Total expenses in 1995 and 1994 included $2,261,731 and $13,354,223, respectively, relating to the seven sold facility interests.

Consistent with the Partnership's accounting policy as described in Note A, the Partnership has reflected the property and equipment as of December 31, 1994 at the lower of cost (as previously adjusted for writedowns if applicable) or estimated net realizable value, determined on an individual nursing home basis.

At December 31, 1994, "Loss from Writedown of Properties" was $5,517,275 which included writedowns of Property and Equipment for the Hearthside, South Salem and Burley facilities of $1,107,603, $355,252 and $583,557, respectively, which represented management's opinion of the writedown necessary to adjust facilities to estimated net realizable value (Note F and G). While occupancy at the Hearthside facility has increased since the first quarter of 1994, the writedown was necessary to conform to the Partnership's accounting policy. As of December 31, 1996, management estimates that fair value exceeds the carrying value and, accordingly, does not expect any further material adjustments under Statement of Accounting Standard No. 121 unless warranted by a future change in market conditions or other relevant factors.

The South Salem facility, located in Oregon, continues to operate near capacity. However, competition from the local hospital, the Oregon Managed Care System and a competitive labor market indicate that future earnings of the
facility will be suspect.   The Burley facility is located in Burley, Idaho, a
non-certificate of need state, thus there are no restrictions on the construction of competing facilities and the facility is exposed to market competition. In 1996, the impact of new assisted living facilities and the conversion of the old hospital building into a nursing home has resulted in reduced occupancy at Burley.

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

Based on the carrying value of the seven facilities at December 31, 1994, the Partnership expected to incur a loss on the sale of its interests in the facilities and, accordingly, recognized this loss in the accompanying 1994 statements of operations of $3,470,863 consisting of a writedown of property and equipment of $3,166,590 and $304,273 for the 25% discount of accounts receivable.

Hearthside is located in the town of Coos Bay in a remote part of Oregon. Coos Bay was dominated by the lumber industry which has been decimated by various government regulations. In view of the depressed occupancy at Hearthside and the limited potential for growth in the area, the Partnership reviewed the expected undiscounted cash flows over the remaining life of the property and compared the same to the current carrying value. After reviewing alternative uses, such as participating in Oregon's new, but unfunded, crisis intervention program, management determined that it was probable that the carrying value of Hearthside would not be fully recovered through operations over its remaining estimated useful life. The Financial Statements recognized a write down of carrying value of $805,733, at December 31, 1993. In 1994 and 1995, occupancy continued to improve as has Medicare utilization. In 1996, revenue and expenses increased at the same rate, indicating income for the facility has plateaued.

In addition, Comanche View, a facility two hours south of Odessa, located in the far west Texas town of Fort Stockton, has confronted several serious challenges. First, despite state controls over construction of nursing facilities and a limited marketplace, a new 120 bed nursing facility was built near the Comanche facility in 1993. In addition, two physicians closed their practices and moved to Alpine 100 miles southwest leaving three physicians in town. Alternative uses for the facility such as adult day care or a rural health clinic are of low probability because of design constraints of the physical plant. In light of these factors and the limited population of the area, management considered it probable that the facility would not generate future cash flow. The facility was written down at December 31, 1993 to its net realizable value of $100,000. The Financial Statements recognized a write down of carrying value of $1,170,882, at December 31, 1993. Included in operating expenses for 1995 and 1994 were $95,817 and $553,155, respectively, related to Comanche View.

Ancillary Revenue and Expense is a term that describes specialized services provided by third party unaffiliated vendors. These services include speech, occupational, physical and occasionally intravenous therapies. These revenues and expenses are subject to certain cost limitations and do not materially affect the profitability of a facility. However, the ability to provide these services enables a facility to accept residents reimbursed under the federal Medicare system. Generally increases in ancillary expense will be reflected in increased Medicare revenues. Typically, the Medicare system reimburses at a higher daily rate than Medicaid. These Medicare residents are people, not necessarily elderly, who, under another set of regulations, must be discharged from hospitals before they are well enough to go home. The result is that nursing homes that once were a final stop in life's journey have become more like auxiliary hospitals with a substantially shortened length of stay. However, the pursuit of higher reimbursement Medicare residents limits the number of Medicaid beds available to the indigent elderly. These people will be required to live with relatives or find low skilled "foster care" or community based services.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Partnership held cash and cash equivalents of $1,371,093, a decrease of $175,270 since December 31, 1995.

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

The Partnership is seeking to liquidate the Partnership's interests in its remaining facilities. As stated above, an agreement in principal was reached to sell the two Oregon facilities. Negotiations have continued for the sale of the last two facilities. Based on discussions, to date, it is believed the Partnership will be in a position to liquidate its interests in sufficient time to allow the final distribution of proceeds to the limited partners on or about June 30, 1997.

Medicare is a federal entitlement program and Medicaid (the source of the majority of the Partnership's revenue) represents an entitlement program administered differently by each state which is partially funded by the Federal government. In August 1993, Congress enacted Title XIII of OBRA 93. This act, among other things, taxed social security benefits received by the elderly and further limited payments under state Medicaid programs for which federal matching would be permitted. In October 1993, the Health Care Financial Administration (HCFA) implemented a freeze on Medicare reimbursement, on routine cost limits, certain Part B ancillaries and prospective payment system rates. In addition, HCFA eliminated the return on equity component of the reimbursement rate. Further, by the end of 1993, several states, because of federal actions and/or budgetary difficulties, had either taken action to curtail the growth in entitlement programs and/or had indicated that future action was possible. In 1996, the latest concept continues to be "block grants" to the states and significant Medicare budgetary reductions. What this means to nursing facilities cannot currently be determined by management.

Despite the fact that health care reform proposals at the federal level are dead, activities at the state level continue and are encouraged by HCFA. Some examples of state level actions are: Oregon's plan, the location of two of the Partnership's facilities, is to convert its Medicaid reimbursement system to a managed care program administered by third parties such as Blue Cross/Blue Shield; Idaho, location of the Partnership's other operating facility, is attempting to significantly reduce Medicaid reimbursement levels. The impact is not yet quantifiable.

The Partnership has no established credit lines with outside lending sources and relies solely on cash flow and cash reserves to conduct Partnership business. There are no material commitments for capital improvements at the facilities.

Private pay sources accounted for 17% of the Partnership's total revenues in 1996, all other revenue came from federal and state entitlement programs. Any reduction in these programs will have an immediate impact on the total revenue and cash flow of the Partnership.

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

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is effective for fiscal years beginning after December 15, 1995. Since the Partnership has recognized impairment losses as discussed above, effectively adjusting the carrying value of its long-lived assets to estimated net realizable value, at the date of writedown, and as subsequently depreciated, no material adjustment from the current carrying value to fair value is required.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     QUEST HEALTH CARE INCOME FUND I, L.P.

                         INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                      Number
                                                                     --------
Report of Independent Accountants                                      14

Balance Sheets as of December 31, 1996 and 1995                        15 - 16

Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994                                     17

Statements of Partners' Equity for the Years
  Ended December 31, 1996, 1995 and 1994                               18

Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994                                     19 - 20

Notes to Financial Statements                                          21 - 29

Schedule II - Valuation and Qualifying Accounts
  for the Years Ended December 31, 1996, 1995 and 1994                 30


All other schedules are omitted since they are not required, are not applicable or the financial information required is included in the financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners
Quest Health Care
  Income Fund I, L.P.

We have audited the financial statements and financial statement schedule of Quest Health Care Income Fund I, L.P. listed in the index of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Health Care Income Fund I, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note F to the accompanying financial statements, the Partnership decided to market for sale its operating property and equipment during 1994. Prior to that decision, in accordance with generally accepted accounting principles, the Partnership carried operating property and equipment in its consolidated financial statements at the lower of cost or estimated undiscounted future cash flows, before interest charges, on an individual property basis. As a result of this decision, the Partnership has written down its property and equipment to estimated net realizable value as determined by management through a charge to earnings of $5,517,275 in 1994. As discussed in
Note I, the Partnership is currently marketing its operating assets for sale and intends to liquidate the Partnership thereafter.

Coopers & Lybrand LLP

Raleigh, North Carolina
March 27, 1997

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                                BALANCE SHEETS
                          December 31, 1996 and 1995






 ASSETS                                                 1996          1995
 ------                                              ----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                         $ 1,371,093   $1,546,363
  Accounts receivable, net of allowance for
    doubtful accounts of $49,980 and $21,780
    in 1996 and 1995, respectively                      965,025      998,120
  Prepaid expenses                                      175,330      279,088
                                                     ----------   ----------
    Total current assets                              2,511,448    2,823,571
                                                     ----------   ----------
PROPERTY AND EQUIPMENT

  Land                                                  240,617      240,617
  Buildings and improvements                          1,872,215    1,872,215
  Equipment and furnishings                             892,278      862,217
                                                     ----------   ----------
                                                      3,005,110    2,975,049

  Less accumulated depreciation and amortization      2,266,582    2,221,555
                                                     ----------   ----------
    Net property and equipment                          738,528      753,494
                                                     ----------   ----------


    TOTAL ASSETS                                    $ 3,249,976  $ 3,577,065
                                                     ==========   ==========





See notes to financial statements.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                          BALANCE SHEETS - CONTINUED
                          December 31, 1996 and 1995





LIABILITIES AND PARTNERS' EQUITY                                             1996            1995
--------------------------------                                          ----------       ---------
CURRENT LIABILITIES:

  Current maturities of long-term obligations                           $    7,275       $    10,086
  Trade accounts payable                                                   226,468           315,367
  Accrued compensation                                                     257,364           254,743
  Accrued insurance                                                        168,954           204,640
  Estimated third party settlements                                        281,590            76,029
  Other                                                                     89,008            90,414
  Payable to Quest and affiliates                                            7,747            10,490
                                                                         ---------         ---------
    Total current liabilities                                            1,038,406           961,769



LONG-TERM OBLIGATIONS, less current maturities                                   -             7,275
                                                                         ---------         ---------

     Total liabilities                                                   1,038,406           969,044
                                                                       -----------         ---------




PARTNERS' EQUITY
  Limited Partners                                                       2,230,598         2,773,084
  General Partner                                                         (169,028)         (165,063)
                                                                        ----------        ----------
                                                                         2,211,570         2,608,021
                                                                        ----------        ----------

     TOTAL LIABILITIES AND PARTNERS' EQUITY                            $ 3,249,976       $ 3,577,065
                                                                        ==========        ==========





See notes to financial statements.

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                           STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1996, 1995 and 1994

                                           1996        1995           1994
                                        ----------   ----------   ----------
REVENUES:
  Operating revenue                    $ 7,768,372  $ 9,806,965  $20,482,437
  Interest income                           55,886       71,018       14,277
  Gain on sale                                   -      103,988            -
                                        ----------   ----------   ----------
    Total revenue                        7,824,258    9,981,971   20,496,714
                                        ----------   ----------   ----------


EXPENSES:
  Wages & salaries                       3,907,503    5,052,492   10,672,625
  Payroll tax & employee benefits          920,176    1,165,852    1,943,209
  Supplies                                 940,989    1,012,677    1,983,993
  Other operating costs                    542,958      773,892    2,123,374
  Ancillary services                       731,299      824,530    1,172,049
  Health benefits                          240,060      177,596      316,003
  Management fees                          388,160      487,459    1,031,878
  Management fees-affiliate                 77,632       95,871      207,771
  Property taxes                            60,130       79,190      168,102
  Interest                                   1,664       17,174       90,157
  Depreciation and amortization             45,027       55,380      578,340
  Partnership administration               365,111      370,599      537,832
  Loss from writedown of
      properties                                 -            -    5,517,275
                                        ----------   ----------   ----------
      Total expenses                     8,220,709   10,112,712   26,342,608
                                        ----------   ----------   ----------

Loss before extraordinary gain            (396,451)    (130,741)  (5,845,894)

Extraordinary gain from settlement-
  HSG payables                                   -            -       64,977
                                        ----------   ----------   ----------

Net loss                               $  (396,451) $  (130,741) $(5,780,917)
                                        ==========   ==========   ==========

Net loss per limited
  partnership unit
  Loss before extraordinary gain       $     (1.50)        (.49)      (22.07)
  Extraordinary gain from settlement             -            -          .24
                                        ----------   ----------   ----------

Net loss per limited
  partnership unit                     $     (1.50) $      (.49)  $   (21.83)
                                        ==========   ==========    =========

Distributions paid per limited
  partnership unit                     $         -  $      3.00   $        -
                                        ==========   ==========    =========

Weighted average Limited Partnership
  Units outstanding                        262,183      262,183      262,183
                                        ==========   ==========    =========


See notes to financial statements.

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                        STATEMENTS OF PARTNERS' EQUITY
             For the Years Ended December 31, 1996, 1995 and 1994





                                           General     Limited        Total
                                           Partner     Partners      Equity
                                         ----------  -----------   ----------
Balance at December 31, 1993              (105,947)    9,412,115    9,306,168

Net loss                                   (57,809)   (5,723,108)  (5,780,917)
                                          --------    ----------   ----------

Balance at December 31, 1994             $(163,756)  $ 3,689,007  $ 3,525,251

Net loss                                    (1,307)     (129,434)    (130,741)

Distributions                                    -      (786,489)    (786,489)
                                          --------    ----------    ---------

Balance at December 31, 1995             $(165,063)  $ 2,773,084  $ 2,608,021

Net loss                                    (3,965)     (392,486)    (396,451)
                                          --------    ----------     --------

Balance at December 31, 1996             $(169,028)  $ 2,380,598  $ 2,211,570
                                          ========    ==========   ==========





See notes to financial statements.

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                           STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1996, 1995 and 1994





                                             1996        1995         1994
                                         -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from residents and
    government agencies                 $ 7,801,468  $ 9,479,672  $20,162,172
  Cash paid to suppliers and employees   (7,898,781)  (9,853,445) (19,993,765)
  Interest received                          55,885       71,018       14,277
  Interest paid                              (1,664)     (17,174)     (90,157)
  Real estate taxes paid                    (92,031)    (110,038)    (174,510)
                                        -----------   ----------   ----------
  Net cash used in
  operating activities                     (135,123)    (429,967)     (81,983)
                                         ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of facilities                -    3,111,709            -
  Additions to property
    and equipment                           (30,061)      (6,593)    (136,343)
                                         ----------   ----------   ----------
  Net cash provided by (used in)
    investing activities                    (30,061)   3,105,116     (136,343)
                                         ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                       -     (786,489)           -
  Principal payments on debt                (10,086)    (612,890)     (51,808)
                                         ----------   ----------   ----------
  Net cash used in
    financing activities                    (10,086)  (1,399,379)     (51,808)
                                         ----------   ----------   ----------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS:                    (175,270)   1,275,770     (270,134)
  Cash and cash equivalents at
    the beginning of the year             1,546,363      270,593      540,727
                                          ---------   ----------   ----------

  Cash and cash equivalents at
    the end of the year                 $ 1,371,093  $ 1,546,363  $   270,593
                                         ==========   ==========   ==========





See notes to financial statements.

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                           STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1996, 1995 and 1994




                                              1996         1995         1994
                                          -----------  -----------  -----------
RECONCILIATION OF NET LOSS TO NET
  CASH PROVIDED BY OPERATING
  ACTIVITIES

Net loss                                 $  (396,451) $  (130,741) $(5,780,917)
Adjustments to reconcile net loss
  to net cash used in
  operating activities:
    Depreciation and amortization             45,027       55,380      578,340
    Gain on sale of facilities                     -     (103,988)           -
    Loss from write down of properties             -            -    5,517,275
    Settlement HSG payables                        -            -      (64,977)

    Changes net of effect of sold
      facilities:
        Accounts receivable                   33,095     (327,293)    (320,265)
        Other current assets                 103,758      255,182     (567,558)
        Accounts payable and accrued
          liabilities                         82,191     (126,262)     508,582
        Payable to Quest and affiliates       (2,743)     (52,245)      47,537
                                           ---------    ---------   ----------
Net cash used in
  operating activities                   $  (135,123) $  (429,967) $   (81,983)
                                          ==========   ==========   ==========




See notes to financial statements.

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                        NOTES TO FINANCIAL STATEMENTS


NOTE A  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


1.Organization


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


2.Cash and Cash Equivalents


For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits, money market funds and investments in certificates of deposit with original maturities, when purchased, of three months or less.

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are covered by the Federal Deposit Insurance Corporation (FDIC). At December 31, 1996, the Partnership maintained cash balances at these banks aggregating $1,141,666 in excess of the $100,000 FDIC insured maximum.


3.Operating Revenue

Operating revenue is recorded when services are rendered and includes amounts reimbursable by the Medicaid and Medicare programs. Medicaid and Medicare revenues are recorded at the applicable net reimbursement rates; therefore, no contractual adjustments are reported.

The Partnership grants unsecured credit to the residents of its facilities. Inherent in this practice is a credit risk of non-collection. Management has provided an allowance which it believes will be sufficient to absorb all uncollectible amounts existing at December 31, 1996 and 1995.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS

3.Operating Revenue continued


All resident receivables are recorded at their original face amount and are due and payable under "normal" market terms and conditions. In the event of non-collection, the ultimate loss to the Partnership would be limited to the recorded balance of the receivables as shown in the balance sheet.

Accounts receivable consist primarily of amounts due from residents funded through Medicare, Medicaid, commercial insurance and private resources.

The sources of patient revenues for years ended December 31, 1994, 1995 and 1996 are as follows:

                                1994        1995         1996
                              --------    --------     --------
Medicaid                          63%         59%          57%
Private Pay                       20%         18%          17%
VA, Medicare and Other            17%         23%          26%
                                -----       -----        -----
                                 100%        100%         100%
                               =======     =======      =======


The significant components of accounts receivable at December 31, 1995 and 1996 are:

                             1995         1996
                           --------     --------
Medicaid                      34%          32%
Private Pay                   15%          21%
VA, Medicare & Other          51%          47%
                            -----        -----
                             100%         100%
                           =======      =======

Payments by both the state and federal governments are normally received within 60-90 days.

4.Property and Equipment

Property and equipment are depreciated using the straight-line method over lives of 5 to 30 years. Amortization of leased assets is included in depreciation and amortization expense. Renewals and betterment are capitalized and repairs and maintenance are charged to operations as incurred.

Effective January 1, 1996, the Partnership recognizes impairment losses on property and equipment in accordance with Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of". Since the Partnership has recognized impairment losses, as discussed in Notes F and G, effectively adjusting the carrying value of its long-lived assets to estimated net realizable value as of December 31, 1994 and as further depreciated during 1995 and 1996, no significant adjustment of carrying value at December 31, 1996 to the lower of carrying value or fair value is currently required. Prior to 1996, the Partnership recognized an impairment loss on operating property and equipment of its long-term care facilities when it became probable that the carrying amount of the facility would not be recoverable through future operations. Write downs were charged to operations for the difference in the net carrying value and the estimated undiscounted future cash flows before interest charges of the facility.

Upon the determination that a facility will be abandoned, foreclosed, placed on the market for sale, or otherwise disposed of, the facility's carrying value is adjusted to the fair value, if less than carrying value, through a charge to operations.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS

5.Income Taxes

No provision has been made in the financial statements for income taxes because under current law, no income taxes are paid directly by the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes.

6.Allocation of Net Income or Net Loss and Distributions

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

9. Fair Value of Financial Instruments

During 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures about fair value of financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.

The carrying value of cash and cash equivalents, approximate fair value due to the short-term nature of these instruments. There are no off-balance sheet financial instruments to which the Partnership is subject.


NOTE B  TRANSACTIONS WITH AFFILIATES


The Partnership Agreement provides for payment of property management fees based on 6% of gross property operating revenue. Quest Administrative Services, L.P., (QASLP), an affiliate of Quest, receives 1% of gross operating revenue relating to services provided directly to the facilities. Total payments to QASLP under this contract in 1996, 1995 and 1994 and were $77,632, $95,871 and $207,771, respectively.

Quest, in an effort to continue certain health benefits for Partnership employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated by VEBA and ERISA. Amounts contributed to the Trust by the Partnership and Partnership employees are strictly for the benefit of employees of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administration and employee medical claims. Quest has engaged a claims pre-certification organization to review all claims made by the Partnership's employees. Approximately $240,060, $177,596 and $316,003 were recorded under this arrangement in 1996, 1995 and 1994, respectively.

Partnership administration costs paid through QASLP were $365,111, $370,599 and $537,832 in 1996, 1995 and 1994, respectively. Such charges represent legal costs associated with litigation and SEC filings, investor service functions and other partnership administration costs.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS


NOTE C LONG-TERM OBLIGATIONS

A summary of the long-term obligations of the Partnership at December 31, 1996 and 1995 follows:

                                                  1996         1995
                                               ----------  -----------
13.75% installment notes related to seven vans
in 1994 and to two vans in 1995 collateralized
by the vehicles.  Monthly payments of principal
and interest of $942 in total.  Notes are due
May 1997.                                      $   7,275     $  17,361
                                               ---------     ---------

                                                   7,275        17,361

Less current maturities                            7,275        10,086
                                               ---------     ---------

Long-term portion                              $       -     $   7,275
                                               =========     =========

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE D  TAXABLE INCOME (LOSS)

A reconciliation between the net loss for financial reporting purposes and the loss for tax purposes follows:

                                               Year Ended December 31,
                                           1996         1995          1994
                                       -----------  -----------   ------------
Financial statement net loss           $ (396,451)  $ (130,741)    $(5,780,917)
Add:
  Bad debts                                28,200            -           6,556
  Jobs tax credit                               -            -          93,781
  Minority interest                         1,983        3,396           6,174
  Writedown of properties                       -            -       5,517,275
  Prior year expense accrual              (10,374)     (67,707)         67,707
  Current year expense accrual             69,926       10,374               -


Deduct:
  Bad debts                                     -      (28,901)              -
  Excess of tax over book depreciation   (224,581)    (292,512)       (184,224)
  Excess of tax over book basis of
    disposed facilities                         -   (4,532,999)       (387,760)
                                       ----------   ----------      ----------

  Taxable loss                        $  (531,297) $(5,039,090)    $  (661,408)
                                       ==========   ==========      ==========



NOTE E  LITIGATION


During the third quarter of 1994, the Partnership settled its litigation with Healthcare Services Group, Inc. which resulted in $64,977 being recognized as non-cash income.

In December 1994, the Partnership received a Notice and Demand for Payment from the Idaho State Tax Commission resulting from sales tax audits for approximately $90,000. The Partnership recorded a provision of approximately $67,000 in the Partnership's 1994 Financial Statements. As a result of selling facility interests in 1995, the liability and reserve were reduced to $36,410 and $27,308, respectively. As of year end 1996, the reserve has not changed and the State was reassessing their position relative to these claims. The Partnership is involved in certain other routine litigation incidental to business including a claim for wrongful termination filed by a former employee of one of the Partnership's facilities. Management does not expect settlements, if any, to have a material adverse effect on the Partnership's financial position.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE F  IMPAIRMENT LOSS


Consistent with the Partnership's accounting policy as discussed in Note A, the Partnership has reflected the property and equipment as of December 31, 1994 at the lower of cost (as previously adjusted for writedowns if applicable) or estimated net realizable value, at that date, determined on an individual nursing home basis.

At December 31, 1994, Property and Equipment for the Hearthside, South Salem and Burley facilities were written down by $1,107,603, $355,252 and $583,557, respectively, which represented management's opinion of the excess carrying value at that date, over the estimated net realizable value of these properties. The remaining facilities were also adjusted to estimated net realizable value resulting in an additional writedown of $3,470,863 (Note G).

NOTE G SALE OF FACILITIES

On February 28, 1995, the Partnership sold its partnership interests in seven of its facilities to an unaffiliated third party. The Partnership reflected an estimated loss on the sale of these facilities of $3,470,863 at December 31, 1994, and recognized a gain of $103,988 upon closing of the sale in 1995. The contract called for adjusting working capital, as defined, to exclude interpartnership accounts and the current portion of long term debt and to reflect a 25% discount on accounts receivable at closing. The contract also provided for a cash consideration adjustment based on changes in working capital including the change in the 25% discount proportionate to changes in accounts receivable occurring between December 31, 1994 and the date of closing of February 28, 1995, which was determined and collected during the third quarter of 1995.

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

The balance sheet of the Partnership reflects the effects of the sale of the Partnership's interests in the seven facilities. The remaining facilities have been depreciated subsequent to the writedowns in 1994. The Partnership is seeking to liquidate the Partnership's interests in its remaining facilities, subject to the restrictions set forth in the Partnership governing documents.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS



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

The unaudited pro forma condensed financial information does not purport to present what actual results of operations would have been if the transactions previously described had occurred on such dates or to project results for any future period. In the opinion of the Partnership's management, all adjustments necessary to reflect the effects of the sale have been made.

                PRO FORMA CONDENSED STATEMENT OF OPERATIONS (B)
                      For the Year Ended December 31, 1995
                            (Unaudited in thousands)

                                                Historical               Adjustments               Pro Forma
                                              --------------           --------------            -------------
Revenues:                                     $       9,878            $    (2,346)(A)           $      7,532
                                                     ------                --------                    ------
Expenses:
 Wages and salaries                           $       5,052            $    (1,225)(A)           $      3,827
 Operating expenses                                   3,956                   (894)(A)                  3,062
 Management fees                                        487                   (116)(A)                    371
 Management fees affiliate                               96                    (22)(A)                     74
 Property taxes and interest                             96                    (31)(A)                     65
 Depreciation and amortization                           55                     (1)(A)                     54
 Partnership administration                             371                      -                        371
                                                     ------                --------                    ------
                                                     10,113                 (2,289)                     7,824
                                                     ------                --------                    ------

Net income (loss) (B)                         $        (235)            $      (57)              $       (292)
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

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                         NOTES TO FINANCIAL STATEMENTS




NOTE I GOING CONCERN

The Partnership's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The sale of the Partnership's interests in seven nursing homes in 1995 and possible future sales of any or all of its remaining facilities will have an effect on cash flow from operations in the future.

Management of the Partnership believes that successful control of the facility and Partnership expenses and the established cash reserves from the sales of facilities in 1995 should enable the Partnership to meet its obligations and upon the final sale of its assets, liquidate in an orderly fashion.

                     QUEST HEALTH CARE INCOME FUND I, L.P.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1996, 1995 and 1994





                                           Receivable  Write-off of
                Balance at     Additions   Charged     Allowance
                Beginning     Charged to   Against     for Sold     Balance at
Description       of Year      Expenses    Allowance   Facilities   End of Year
-----------     -----------   ----------   ----------  ----------   -----------
Year ended December 31, 1996
----------------------------

Allowance for
  doubtful
  accounts     $   21,780   $   37,948    $   (9,748)  $       -    $   49,980
                =========    =========     =========    ========     =========




Year ended December 31, 1995
----------------------------

Allowance for
  doubtful
  accounts     $  125,085    $   28,665   $   (57,567) $ (74,403)   $   21,780
                =========     =========    ==========   ========     =========



Year ended December 31, 1994
----------------------------

Allowance for
  doubtful
  accounts     $  118,529   $   30,813    $   (24,257) $       -    $  125,085
                =========    =========     ==========   ========     =========

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

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have officers or directors. Quest Rescue Partners I-1, L.P. is the General Partner, whose general partner is Quest Rescue Partners I-1 Corp. The principal officers and directors of the general partner of Quest are as follows:

                                               Other Principal Occupations and Other
Name and Position                     Age      Directorships During the Past 5 Years
-----------------                     ---      -------------------------------------
Stuart C. Berry                      43
  Chairman,
    President & Secretary                      Chairman of  Quest  Financial Corp.  and  the
                                               Quest Affiliates, and has been since their inception in 1989.  Assumed position of President in the fourth quarter of 1996.  Mr. Berry received a B.S. degree in Finance from Babson College, Wellesley, Massachusetts in
                                               l976.

Effective as of September 30, 1996, Michael G. Hunter, president and a director of the general partner of the general partner of the Partnership, relinquished his stock and resigned his positions with such entity and is no longer involved in the management of the Partnership.

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

The management companies engaged by the Partnership receive a management fee of 5% of gross operating revenues. Quest Administrative Services, L.P., an affiliate of Quest, receives a fee of 1% of gross operating revenues for providing certain management services. These fees are prescribed in the Partnership Agreement and the structure permits a rapid and efficient method of termination of a facility manager, should the need ever arise. Total payments to QASLP under this agreement in 1996 were $77,632. Quest created an employee benefit trust in compliance with the guidelines promulgated by VEBA and ERISA. Approximately $240,260 was contributed under this arrangement in 1996.

See Note B to the accompanying consolidated financial statements appearing in
Item 6.

(C)    No management persons are indebted to the Partnership.

(D)    There have been no transactions with promoters.


ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)    The following documents are filed as a part of this report:


       1.  Consolidated Financial Statements:

           Report of Independent Accountants

           Consolidated Balance Sheets
             as of December 31, 1996 and 1995

           Consolidated Statements of Operations
             for the Years Ended December 31, 1996, 1995 and 1994

           Consolidated Statements of Partners' Equity for the Years Ended December 31, 1996, 1995 and 1994

           Consolidated Statements of Cash Flows
             for the Years Ended December 31, 1996, 1995 and 1994

           Notes to Consolidated Financial Statements


       2.  Financial Statement Schedules


           Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 1996, 1995 and 1994


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

                   10                            Contract for sale of seven facilities between Quest Health Care Income
                                                 Fund I and Emile Properties, Inc.

                   22                            List of majority owned partnerships.

                   27                            Financial Data Schedule (for SEC use only)



(B)    Reports on Form 8-K

       None during the fourth quarter of 1996.

(C) An annual report for the fiscal year 1996 will be sent to the Limited Partners subsequent to this filing and the Partnership will furnish copies of such report to the Securities and Exchange Commission at that time.

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



                                                  QUEST HEALTH CARE
                                                  INCOME FUND I, L.P.

                                    By:           QUEST RESCUE PARTNERS
                                                  I-1, L.P.
                                                  General Partner

                                    By:           QUEST RESCUE PARTNERS
                                                  I-1, Corp., General
                                                  Partner

Date:  March 31, 1997               By:           /s/ Stuart C. Berry
     ----------------------                       -----------------------------
                                                  Stuart C. Berry
                                                  President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:





Date:  March 31, 1997                             /s/ Stuart C. Berry
     --------------------                         --------------------
                                                  CEO/CFO of the
                                                  General Partner of
                                                  the General Partner