Form 10-Q
period 1997-03-31
QUEST HEALTH CARE INCOME FUND I LP
filed 1997-05-21
CIK 797504

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE |X| ACT OF 1934

           For the quarterly period ended    March 31, 1997
                                          ----------------------------

                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES | | EXCHANGE ACT OF 1934

             For the transition period from                   to
                                            -----------------     -------------
             Commission file number   0-18158
                                      -------


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

                                TOTAL OF 12 PAGES

                      QUEST HEALTH CARE INCOME FUND I, L.P.
                                 BALANCE SHEETS

                          PART I. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                           March 31,        December 31,
                                                           ---------        ------------
                                                             1997               1996
                                                           ---------        ------------
CURRENT ASSETS:
   Cash and cash equivalents                              $ 1,346,356       $ 1,371,093
   Accounts receivable, net of allowance
      for doubtful accounts of $17,897 and
      $49,980 at March 31, 1997 and
      December 31, 1996, respectively                       1,033,925           965,025
   Prepaid expenses                                            92,855           175,330
                                                           ----------        ----------

         Total current assets                               2,473,136         2,511,448
                                                           ----------        ----------

PROPERTY AND EQUIPMENT, at cost
   Land                                                       240,617           240,617
   Buildings and improvements                               1,885,335         1,872,215
   Equipment and furnishings                                  893,664           892,278
                                                           ----------        ----------
                                                            3,019,616         3,005,110
   Less accumulated depreciation and amortization           2,278,312         2,266,582
                                                           ----------        ----------

      Net property and equipment                              741,304           738,528
                                                           ----------        ----------

TOTAL ASSETS                                              $ 3,214,440       $ 3,249,976
                                                           ==========        ==========






The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                      QUEST HEALTH CARE INCOME FUND I, L.P.
                                 BALANCE SHEETS



                        LIABILITIES AND PARTNERS' EQUITY



                                                        March 31,           December 31,
                                                        ---------           ------------
                                                          1997                  1996
                                                        ---------           ------------


CURRENT LIABILITIES:
   Current maturities of long-term debt                $     4,601          $      7,275
   Trade accounts payable                                  319,293               226,468
   Accrued compensation                                    383,075               257,364
   Accrued insurance                                        82,213               168,954
   Estimated third party settlements                       282,948               281,590
   Other                                                   129,983                89,008
   Payable to Quest and affiliates                          12,951                 7,747
                                                        ----------            ----------

         Total current liabilities                       1,215,064             1,038,406



PARTNERS' EQUITY:
   Limited Partners                                      2,170,526             2,380,598
   General Partner                                        (171,150)             (169,028)
                                                        ----------            ----------

        Total partners' equity                           1,999,376             2,211,570
                                                        ----------            ----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                 $ 3,214,440           $ 3,249,976
                                                        ==========            ==========












The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                    QUEST HEALTH CARE INCOME FUND I, L.P.
                           STATEMENTS OF OPERATIONS



                                                         Three Months Ended
                                                              March 31,
                                                   ------------------------------
                                                      1997                1996
                                                   ----------          ----------

REVENUES:
   Operating revenue                               $2,064,856          $1,949,784
   Interest income                                      4,292              13,670
                                                    ---------           ---------

         Total revenues                             2,069,148           1,963,454
                                                    ---------           ---------



EXPENSES:
   Wages & salaries                                 1,078,728             947,425
   Payroll tax & employee benefits                    196,224             217,978
   Supplies                                           279,073             243,272
   Other operating expenses                           182,537             136,714
   Ancillary services                                 246,377             211,764
   Health benefits                                     57,090              58,710
   Management fees                                    102,093              96,427
   Management fees-affiliate                           19,849              19,285
   Property taxes                                      15,386              16,370
   Interest                                               152                 393
   Depreciation and amortization                       11,730              11,131
   Partnership administration                          92,103              54,936
                                                   ----------          ----------

         Total expenses                             2,281,342           2,014,405
                                                   ----------          ----------


Net income (loss)                                  $ (212,194)         $  (50,951)
                                                   ==========          ==========


Net income (loss) per Limited
 Partnership Unit                                  $     (.80)         $     (.19)
                                                   ==========          ==========

Weighted average Limited Partnership
   Units outstanding                                  262,183             262,183
                                                   ==========          ==========











The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                      QUEST HEALTH CARE INCOME FUND I, L.P.
                         STATEMENTS OF PARTNERS' EQUITY




                                                                                    Total
                                          General             Limited              Partners'
                                          Partner             Partners              Equity
                                          -------             --------             ---------





Balance at December 31, 1995            $(165,063)           $2,773,084           $2,608,021

Net loss                                     (510)              (50,441)             (50,951)
                                        ---------            ----------           ----------

Balance at March 31, 1996               $(165,573)           $2,722,643           $2,557,070
                                        =========            ==========           ==========




Balance at December 31, 1996            $(169,028)           $2,380,598           $2,211,570

Net loss                                   (2,122)             (210,072)            (212,194)
                                        ---------            ----------           ----------

Balance at March 31, 1997               $(171,150)           $2,170,526           $1,999,376
                                        =========            ==========           ==========













The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                      QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS


                                                            Three Months Ended
                                                                March 31,
                                                     -------------------------------
                                                         1997               1996
                                                     -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from residents and
      government agencies                            $1,995,956          $1,952,839
   Cash paid to suppliers and
      employees                                      (1,999,676)         (2,000,263)
   Interest received                                      4,292              13,670
   Interest paid                                           (152)               (393)
   Property taxes paid                                   (7,977)             (7,976)
                                                     ----------          ----------

Net cash used in
   operating activities                                  (7,557)            (42,123)
                                                     ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions/retirements to property
      and equipment                                     (14,506)            (12,396)
                                                     ----------          ----------

Net cash used in
   investing activities                                 (14,506)            (12,396)
                                                     ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on long-term debt                  (2,674)             (2,433)
                                                     ----------          ----------

Net cash used in financing
   activities                                            (2,674)             (2,433)
                                                     ----------          ----------

DECREASE IN CASH
  AND CASH EQUIVALENTS                                  (24,737)            (56,952)

Cash and cash equivalents at beginning of
   period                                             1,371,093           1,546,363
                                                     ----------          ----------

Cash and cash equivalents at end of period           $1,346,356          $1,489,411
                                                     ==========          ==========









The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                      QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS



                                                              Three Months Ended
                                                                   March 31,
                                                          -------------------------------
                                                             1997                1996
                                                          -----------         -----------


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:


   Net income (loss)                                       $(212,194)         $  (50,951)

   Adjustments to reconcile net income
      (loss) to net cash provided by (used in) operating activities:


            Depreciation and amortization                     11,730              11,131

         Changes net of effect of sold facilities:

            Accounts receivable                              (68,900)              3,055

            Prepaid expenses                                  82,475             117,978

            Accounts payable and accrued
               liabilities                                   174,128            (115,672)

            Payable to Quest and affiliates                    5,204              (7,664)
                                                          ----------          ----------


Net cash used in
   operating activities                                   $   (7,557)         $  (42,123)
                                                          ==========          ==========















The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                      QUEST HEALTH CARE INCOME FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS


                                 March 31, 1997


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


NOTE 2 CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits and money market funds.

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are covered by the Federal Deposit Insurance Corporation (FDIC). At March 31, 1997, the Partnership maintained cash balances at these banks aggregating $1,215,764 in excess of the $100,000 FDIC insured maximum.


NOTE 3  TRANSACTIONS WITH AFFILIATES

The Partnership Agreement provides for payment of property management fees based on 6% of gross property operating revenue. Quest Administrative Services, L.P., (QASLP), an affiliate of Quest, receives 1% of gross operating revenue relating to services provided directly to the facilities. Total payments to QASLP under this contract for the periods ended March 31, 1997 and 1996 were $19,849 and $19,285, respectively.

Quest, in an effort to continue certain health benefits for Partnership employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated by VEBA and ERISA. Amounts contributed to the Trust by the Partnership and Partnership employees are strictly for the benefit of employees of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administration and employee medical claims. Quest has engaged a claims pre-certification organization to review all claims made by the Partnership's employees. Approximately $57,090 and $58,710 were recorded under this arrangement for the periods ended March 31, 1997 and 1996, respectively.

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

During April 1997, the wrongful termination complaint filed against one of the facility partnerships was decided against the plaintiff through Summary Judgement. The facility partnership awaits the entry of the court order and will proceed to collect costs, as yet to be determined, from the plaintiff.


NOTE 5 GOING CONCERN

The Partnership's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The previous sale of the Partnership's interests in seven nursing homes and possible future sales of any or all of its remaining facilities will have an effect on cash flow from operations in the future.

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

                                     PART 1

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Revenue:


For the three month period ended March 31, 1997, partnership revenues increased $105,694 compared to the same period in 1996. The source of these revenue increases were the Burley and South Salem care centers where both facilities have significantly improved their Medicare utilization.

All resident receivables are recorded at their original face amount and are due and payable under "normal" market terms and conditions. In the event of non-collection, the ultimate loss to the Partnership would be limited to the recorded balance of the receivables as shown in the balance sheet.

The significant components of accounts receivable at March 31, 1997 and December 31, 1996 are:

                                                  1997                1996
                                                 ------              ------
Medicaid                                           34%                 32%
Private Pay                                        18%                 21%
VA, Medicare and Other                             48%                 47%
                                                  ---                 ---
                                                  100%                100%
                                                  ===                 ===


Payments by both the state and federal governments are normally received within 60-90 days. The sources of patient revenues for periods ended March 31, 1997 and 1996 are:

                                                  1997                1996
                                                 ------              ------
Medicaid                                           52%                 55%
Private Pay                                        16%                 14%
VA, Medicare and Other                             32%                 31%
                                                  ---                 ---
                                                  100%                100%
                                                  ===                 ===

Expenses:


For the three month period ended March 31, 1997, expenses increased $266,937 when compared to the same period in 1996. Fifty percent of this increase is related to wage increases at the facilities made necessary by competition for employees from other businesses as well as vacation accruals for the facility employees. Increases in other operating expenses and ancillary services are related to Medicare utilization increases at Burley and South Salem care centers. These expenses will be recovered through Medicare billings subsequent to the end of the first quarter. In addition, other operating expenses increased substantially as a result of legal fees incurred to defend the Burley facility partnership against an employee claim of wrongful termination. As referenced below, the partnership prevailed and as soon as the final judgement is entered, the facility partnership will pursue collection of costs from the plaintiff.


Liquidity and Capital Resources:

At March 31, 1997, the Partnership held cash and cash equivalents of $1,346,356, which represents a decrease of $24,737 since December 31, 1996. The cash decrease is due primarily to the use of cash for operating activities.

During the first quarter of 1997, the Partnership agreed, in principal, to sell the assets of the four remaining facility partnerships. The partnership administration expenses have increased as a result of legal expenditures necessitated by the negotiations and by proceeding with land surveys and work necessary to prepare the land for conveyance. A closing is expected in the month of June and, therefore, the Partnership intends to proceed with its plan of liquidation in a timely and orderly fashion.

During April 1997, the wrongful termination complaint filed against one of the facility partnerships was decided against the plaintiff through Summary Judgement. The facility partnership awaits the entry of the court order and will proceed to collect costs, as yet to be determined, from the plaintiff.

The Partnership has no established credit lines with outside lending sources and relies solely on cash flow and cash reserves to conduct Partnership business. There are no material commitments for capital improvements at the remaining facilities.

The Partnership's continued existence is dependent upon its ability to: (i) generate sufficient cash flow to meet its obligations on a timely basis; and
(ii) obtain additional sources of funding as may be required. As stated above, the Partnership anticipates selling its four remaining facilities, during the second quarter of 1997 and, if closed, plans to liquidate in an orderly fashion shortly thereafter.









                           PART II. OTHER INFORMATION



ITEMS 1-5.

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A)  Exhibits.

     Exhibit 27 - Financial Data Schedule (for SEC use only)

(B) Reports on Form 8-K.

     None during the first quarter of 1997

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





                                      QUEST HEALTH CARE INCOME
                                      FUND I, L.P.
                                      (Registrant)


                                      By:  QUEST RESCUE PARTNERS  I-1, L.P.

                                      General Partner

                                      By:  QUEST RESCUE PARTNERS  I-1 CORP,



Date:   May 20, 1997                  By:/s/ Stuart C. Berry
     ---------------                     -------------------
                                         CEO/CFO