Form 10-Q
period 1997-06-30
QUEST HEALTH CARE INCOME FUND I LP
filed 1997-08-28
CIK 797504

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    June 30, 1997
                                         ---------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                to
                                           ----------------  -------------------
             Commission file number   0-18158
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


            1117 Perimeter Center West Suite E-210 Atlanta, GA 30338
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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     ASSETS

                                                     June 30,     December 31,
                                                    --------     ------------
                                                      1997            1996
                                                    --------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                        $1,018,013   $1,371,093
   Accounts receivable, net of allowance
      for doubtful accounts of $18,647 and
      $49,980 at June 30, 1997 and
      December 31, 1996, respectively                  879,820      965,025
   Prepaid expenses                                     40,816      175,330
                                                    ----------   ----------

         Total current assets                        1,938,649    2,511,448
                                                    ----------   ----------
PROPERTY AND EQUIPMENT, at cost
   Land                                                240,617      240,617
   Buildings and improvements                        1,887,742    1,872,215
   Equipment and furnishings                           896,568      892,278
                                                    ----------   ----------
                                                     3,024,927    3,005,110
   Less accumulated depreciation and amortization    2,290,240    2,266,582
                                                    ----------   ----------

         Net property and equipment                    734,687      738,528
                                                    ----------   ----------

TOTAL ASSETS                                        $2,673,336   $3,249,976
                                                    ==========   ==========




The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                      QUEST HEALTH CARE INCOME FUND I, L.P.
                                 BALANCE SHEETS

                        LIABILITIES AND PARTNERS' EQUITY

                                                     June 30,    December 31,
                                                    ----------   ------------
                                                       1997          1996
                                                    ----------   ------------
CURRENT LIABILITIES:
   Current maturities of long-term debt             $    1,862   $      7,275
   Trade accounts payable                              293,762        226,468
   Accrued compensation                                422,466        257,364
   Accrued insurance                                    19,938        168,954
   Estimated third party settlements                    88,322        281,590
   Other                                                98,360         89,008
   Payable to Quest and affiliates                       4,326          7,747
                                                    ----------   ------------

         Total current liabilities                     929,036      1,038,406


PARTNERS' EQUITY:
   Limited Partners                                  1,918,001      2,380,598
   General Partner                                    (173,701)      (169,028)
                                                    ----------   ------------

        Total partners' equity                       1,744,300      2,211,570
                                                    ----------   ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY              $2,673,336   $  3,249,976
                                                    ==========   ============





The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                      QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF OPERATIONS

                                               For the                    For the
                                          Three Months Ended          Six Months Ended
                                               June 30,                   June 30,
                                       -------------------------   ------------------------
                                          1997           1996        1997          1996
                                       ----------     ----------   --------      ----------
REVENUES:
     Operating revenue                 $1,876,548     $1,947,456   $3,941,403    $3,897,239
     Other income                          26,658            -0-       26,658           -0-
     Interest income                        2,519         13,096        6,811        26,768
                                       ----------     ----------   ----------    ----------

            Total revenues              1,905,725      1,960,552    3,974,872     3,924,007
                                       ----------     ----------   ----------    ----------

EXPENSES:
     Wages & salaries                   1,029,380        945,738    2,108,108     1,893,164
     Payroll tax & employee benefits      186,423        215,633      382,647       433,610
     Supplies                             238,818        230,830      517,891       474,102
     Other operating expenses             200,739         92,535      383,276       229,252
     Ancillary services                   202,998        164,924      449,375       376,689
     Health benefits                       57,050         61,660      114,140       120,370
     Management fees                      104,633         97,488      206,726       193,916
     Management fees-affiliate             20,927         19,498       40,776        38,783
     Property taxes                        15,514         12,267       30,900        28,637
     Interest                                  87            372          239           765
     Depreciation and amortization         11,927         11,249       23,657        22,379
     Partnership administration            92,304         80,128      184,407       142,049
                                       ----------     ----------   ----------    ----------

            Total expenses              2,160,800      1,932,322    4,442,142     3,953,716
                                       ----------     ----------   ----------    ----------

Net income (loss)                      $ (255,075)    $   28,230)  $ (467,270)   $  (29,709)
                                       ==========     ==========   ==========    ==========

Net income (loss) per Limited
     Partnership Unit                  $    ( .96)    $      .11   $    (1.76)   $     (.11)
                                       ==========     ==========   ==========    ==========

Weighted average Limited Partnership
     Units outstanding                    262,183        262,183      262,183       262,183
                                       ==========     ==========   ==========    ==========

The financial information included herein has been prepared by management without audit by independent public accountants.

                      QUEST HEALTH CARE INCOME FUND I, L.P.
                         STATEMENTS OF PARTNERS' EQUITY

                                                              Total
                                General       Limited       Partners'
                                Partner       Partners       Equity
                               ---------    -----------    -----------




Balance at December 31, 1995   $(165,063)   $ 2,773,084    $ 2,608,021

Net loss                            (297)       (29,412)       (29,709)
                               ---------    -----------    -----------

Balance at June 30, 1996       $(165,360)   $ 2,743,672    $ 2,578,312
                               =========    ===========    ===========



Balance at December 31, 1996   $(169,028)   $ 2,380,598    $ 2,211,570

Net loss                          (4,673)      (462,597)      (467,270)
                               ---------    -----------    -----------

Balance at June 30, 1997       $(173,701    $ 1,918,001    $ 1,744,300
                               =========    ===========    ===========



The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                      QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                              June 30,
                                                    ---------------------------
                                                       1997              1996
                                                    ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from residents and
      government agencies                           $4,026,608       $3,947,069
   Cash paid to suppliers and
      employees                                     (4,337,540)      (3,834,797)
   Interest received                                     6,811           26,768
   Interest paid                                          (239)            (765)
   Property taxes paid                                 (23,490)         (26,878)
                                                    ----------       ----------

Net cash provided by (used in)
   operating activities                               (327,850)         111,397
                                                    ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions/retirements to property
      and equipment                                    (19,817)         (20,970)
                                                    ----------       ----------

Net cash used in investing activities                  (19,817)         (20,970)
                                                    ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on long-term debt                 (5,413)          (4,924)
                                                    ----------       ----------

Net cash (used in) financing
   activities                                           (5,413)          (4,924)
                                                    ----------       ----------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                (353,080)          85,503

Cash and cash equivalents at beginning of
   period                                            1,371,093        1,546,363
                                                    ----------       ----------

Cash and cash equivalents at end of period          $1,018,013       $1,631,866
                                                    ==========       ==========




The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                      QUEST HEALTH CARE INCOME FUND I, L.P.
                            STATEMENTS OF CASH FLOWS

                                                                            Six Months Ended
                                                                               June 30,
                                                                      ------------------------
                                                                         1997          1996
                                                                      ---------      ---------
RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:

   Net loss                                                           $(467,270)     $ (29,709)

   Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities

         Depreciation and amortization                                   23,657         22,379

         Cash provided (used) by changes in assets and liabilities:

            Accounts receivable                                          85,205         49,830

            Prepaid expenses                                            134,514        207,299

            Accounts payable and accrued
               liabilities                                             (100,535)      (156,403)

            Payable to Quest and affiliates                              (3,421)        18,001
                                                                      ---------      ---------


Net cash provided by (used in)
   operating activities                                               $(327,850)     $ 111,397
                                                                      =========      =========




The financial information included herein has been prepared by management without audit by independent public accountants. See notes to financial statements.

                      QUEST HEALTH CARE INCOME FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1997

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

The Partnership maintains cash accounts with a variety of unrelated banks, all of which are covered by the Federal Deposit Insurance Corporation (FDIC). At June 30, 1997, the Partnership maintained cash balances at these banks aggregating $887,606 in excess of the $100,000 FDIC insured maximum.

NOTE 3  TRANSACTIONS WITH AFFILIATES

The Partnership Agreement provides for payment of property management fees based on 6% of gross property operating revenue. Quest Administrative Services, L.P., (QASLP), an affiliate of Quest, receives 1% of gross operating revenue relating to services provided directly to the facilities. Total payments to QASLP under this contract for the six month periods ended June 30, 1997 and 1996 were $40,776 and $38,783, respectively.

Quest, in an effort to continue certain health benefits for Partnership employees, created an employee benefit trust (the "Trust") in compliance with the guidelines promulgated by VEBA and ERISA. Amounts contributed to the Trust by the Partnership and Partnership employees are strictly for the benefit of employees of the participating employers, payment of excess loss reinsurance, life insurance and accidental death and dismemberment and claims and plan administration and employee medical claims. Quest has engaged a claims pre-certification organization to review all claims made by the Partnership's employees. $114,140 and $120,370 were recorded under this arrangement for the six month periods ended June 30, 1997 and 1996, respectively.

                      QUEST HEALTH CARE INCOME FUND I, L.P.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4  LITIGATION

In December 1994, the Partnership received a Notice and Demand for Payment from the Idaho State Tax Commission resulting from sales tax audits for approximately $90,000. The Partnership recorded a provision of approximately $67,000 in the Partnership's 1994 Financial Statements. As a result of selling facility interests in 1995, the liability and reserve were reduced to $36,410 and $27,308, respectively. During the second quarter of 1997, the Partnership settled the case by paying $650, to the State of Idaho. The balance of the reserve is no longer necessary and its removal was recorded as Other Income, thereby increasing the equity of the Partnership. The Partnership is involved in certain other routine litigation incidental to business including a claim for wrongful termination filed by a former employee of one of the Partnership's facilities. Management does not expect settlements, if any, to have a material adverse effect on the Partnership's financial position.

During April 1997, the wrongful termination complaint filed against one of the facility partnerships was decided against the plaintiff through Summary Judgement. The facility partnership awaits the entry of the court order and will proceed to collect costs, as yet to be determined, from the plaintiff.

NOTE 5 FACILITY SALES

Subsequent to the second quarter, the Partnership completed an agreement with an unaffiliated third party to sell all the assets of its remaining subsidiary partnerships. The contract calls for all cash consideration to be paid at the date of closing. The Partnership will distribute the proceeds of sale, should the sale be completed, as part of its final liquidation.

NOTE 6 NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued its Statements No. 128, "Earnings Per Share", No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information". Adoption of these Statements is not expected to materially impact the financial statements.

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

                                     PART 1

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Revenue:

For the six month period ended June 30, 1997, partnership revenues increased $50,865 compared to the same period in 1996. The source of these revenue increases were the Burley and South Salem care centers where both facilities have improved occupancy. In addition, the settlement of the Idaho sales tax claims required the reversal of the reserve for liability to appear as Other Income.

All resident receivables are recorded at their original face amount and are due and payable under "normal" market terms and conditions. In the event of non-collection, the ultimate loss to the Partnership would be limited to the recorded balance of the receivables as shown in the balance sheet.

The significant components of accounts receivable at June 30, 1997 and December 31, 1996 are:

                                                   1997                1996
                                                   ----                ----
Medicaid                                             38%                 32%
Private Pay                                          20%                 21%
VA, Medicare and Other                               42%                 47%
                                                   ----                ----
                                                    100%                100%
                                                   ====                ====


Payments by both the state and federal governments are normally received within 60-90 days. The sources of patient revenues for the six month period ended June 30, 1997 and 1996 are:

                                                     1997                1996
                                                     ----                ----
Medicaid                                               55%                 56%
Private Pay                                            16%                 15%
VA, Medicare and Other                                 29%                 29%
                                                     ----                ----
                                                      100%                100%
                                                     ====                ====

Expenses:

For the six month period ended June 30, 1997, expenses increased $488,426 when compared to the same period in 1996. Fifty percent of this increase is related to wage increases at the facilities made necessary by competition for employees from other businesses, vacation accruals for the facility employees and increased usage of temporary employees as a result of increased employee turnover. Increases in other operating expenses and ancillary services are related to Medicare utilization increases at Burley and South Salem care centers. In addition, other operating expenses increased substantially as a result of legal fees incurred to defend the Burley facility partnership against an employee claim of wrongful termination. As referenced below, the partnership prevailed. The final judgement was entered and the facility partnership is pursuing collection of costs from the plaintiff.

Liquidity and Capital Resources:

At June 30, 1997, the Partnership held cash and cash equivalents of $1,018,013, which represents a decrease of $ 353,080 since December 31, 1996. The cash decrease is due primarily to the use of cash for operating activities and employee litigation.

During the second quarter of 1997, the Partnership completed an agreement to sell the assets of the four remaining facility partnerships. The partnership administration expenses have increased as a result of legal expenditures necessitated by the negotiations and by proceeding with land surveys and work necessary to prepare the land for conveyance. The closing which was expected to occur in June was delayed and is now expected to occur on or about August 31, 1997. The proceeds from the sale, should the sale be completed, will be distributed to the Limited Partners as rapidly as possible.

During April 1997, the wrongful termination complaint filed against one of the facility partnerships was decided against the plaintiff through Summary Judgement. The facility partnership is proceeding to collect costs from the plaintiff, although the ability of the plaintiff to pay costs is limited.

The Partnership has no established credit lines with outside lending sources and relies solely on cash flow and cash reserves to conduct Partnership business. There are no material commitments for capital improvements at the remaining facilities.

The Partnership's continued existence is dependent upon its ability to: (i) generate sufficient cash flow to meet its obligations on a timely basis; and
(ii) obtain additional sources of funding as may be required. As stated above, the Partnership anticipates selling its four remaining facilities during the third quarter of 1997 and, if closed, plans to liquidate in an orderly fashion shortly thereafter.

                           PART II. OTHER INFORMATION

ITEMS 1-5

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits.

     Exhibit 27 - Financial Data Schedule (for SEC use only).

(B)  Reports on Form 8-K.

     None during the second quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            QUEST HEALTH CARE INCOME
                            FUND I, L.P.
                            (Registrant)

                            By:  QUEST RESCUE PARTNERS  I-1, L.P.
                                 General Partner

                            By:  QUEST RESCUE PARTNERS  I-1 CORP,

Date: August 26, 1997       By:/s/ Stuart C. Berry
      ---------------       -------------------------------
                                 CEO

                            By:/s/ Stuart C. Berry
                               -------------------------------
                                 CFO